Form 10-Q
period 1996-06-30
LEVEL BEST GOLF INC /FL/
filed 1996-08-14
CIK 1001901

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                       For the transition period from: to:


                        Commission file number: 33-97770

                             LEVEL BEST GOLF, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           FLORIDA                                     59-3205644
- --------------------------------                   --------------------
 (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                  Identification Number)

                             14561 58th Street North
                             Clearwater, FL 34620
                  -------------------------------------------
                  (Address code of principal executive offices)

                                 (813) 535-7770
                           --------------------------
                           (Issuer's telephone number)

Check mark whether the Issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES: X NO:

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PREVIOUS FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.         YES:           NO:

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,692,140

                              LEVEL BEST GOLF, INC.
                              ---------------------

                                      Index
                                      -----


PART I   FINANCIAL INFORMATION
- ------   ---------------------


                Balance Sheet
                 June 30, 1996                                         3

                Statements of Operations
                 Nine Months and Three Months
                 Ended June 30, 1996 and 1995                          4

                Statements of Cash Flows
                 Nine Months Ended
                 June 30, 1996 and 1995                                5

                Notes to Financial Statements                          6

                Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            8

PART II
- -------
                Other Information                                      9

                Signatures                                            10

                              Level Best Golf, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                 June 30,   September 30,
                                                   1996         1995
                                              ------------  -------------
Assets
Current Assets:
  Cash                                         $     1,126   $    8,061
  Accounts receivable                              180,628          202
  Inventory                                        221,401      156,657
                                               -----------   ----------
      Total current assets                         403,155      164,920

Equipment, net of accumulated
 depreciation                                      198,205       13,071

Other assets
  Deposits                                           9,540         -
  Patents, net of amortization                      15,940       10,223
                                               -----------    ---------

                                               $   626,840   $  188,214
                                               ===========   ==========

Liabilities and Shareholders' Equity

Current Liabilities:
  Checks written against future deposits       $    41,140   $     -
  Due to stockholders                               65,396      181,135
  Note payable - related party                     482,430      149,840
  Current portion of long-term debt                 21,048       21,048
  Accounts payable                                 123,420      108,072
                                                ----------   ----------
      Total current liabilities                    733,434      460,095

Long-term debt                                      47,380       63,166
Long-term debt - related party                        -          12,965

Shareholders' equity
  Preferred stock, $1,000 par value,
   convertible, 300 shares authorized,
   issued and outstanding                          300,000         -
  Common stock, $.001 par value,
   50,000,000 shares authorized, 2,692,140 and
   2,612,218 shares issued and outstanding           2,692        2,612
  Paid in capital                                  662,775      542,972
  Accumulated deficit                           (1,119,441)    (893,596)
                                                ----------    ---------
                                                  (153,974)    (348,012)

                                               $   626,840   $  188,214
                                               ===========   ==========


See accompanying notes to financial statements.

                               Level Best Golf, Inc.
                             Statements of Operations
         For the Nine Months and Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                Nine Months Ended       Three Months Ended
                           -----------------------     ---------------------
                               1996         1995         1996        1995
                           ----------    ---------     --------    ---------

Revenue                    $  481,514    $  80,791     $314,407    $   3,035

Cost of sales                 337,060       79,889      137,594         -
Operating expenses            349,761      516,720      116,590      166,895
                           -----------   ---------     --------    ---------
  Total expenses              686,821      596,609      254,184      166,895
                           -----------   ---------     --------    ---------
    Net income (loss)
      from operations        (205,307)    (515,818)      60,223     (163,860)

Other income and expense:
  Interest expense            (20,538)     (23,140)     (13,495)      (9,849)
                           ----------    ---------  --------    ---------

 Net income (loss)         $ (225,845)   $(538,958)    $ 46,728    $(173,709)
                           ==========    ==========    ========    =========


Net income (loss)
 per share                 $     (.09)   $    (.28)    $    .02    $    (.09)
                           ===========   ==========    =========   =========

Average shares outstanding  2,652,035    1,913,560     2,678,850   2,031,325
                           ===========   ==========    =========   =========


See accompanying notes to financial statements.

                              Level Best Golf, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                    1996          1995
                                                ------------  ------------

Cash from operations                            $(309,901)     $(573,191)

Cash flows from investing activities
    Purchase of fixed assets                     (185,134)          -
                                                 --------      ----------
  Net cash provided by (used in)
   investing activities                          (185,134)          -

Cash flows from financing activities
  Increase (decrease) in loan from
     Shareholders                                 203,886        (12,976)
  Increase in long-term debt                         -            97,000
  Repayment of long-term debt                     (15,786)          -
  Sale of preferred stock                         300,000           -
  Sale of common stock                               -           490,798
                                                 --------      ---------
  Net cash provided by (used in)
    financing activities                          488,100        574,822
                                                 --------      ---------

Increase (decrease) in cash                        (6,935)         1,631
Cash and cash equivalents,
 beginning of period                                8,061           -
                                                 --------      ---------

Cash and cash equivalents,
 end of period                                   $  1,126      $   1,631
                                                 ========      =========


















See accompanying notes to financial statements.

                              Level Best Golf, Inc.
                          Notes to Financial Statements


The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form S-1 which included audited financial statements for the year ended September 30, 1995.

Prior to April 1, 1996 the Company had been in the development stage.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

 Stockholders' Equity
 --------------------

During October, 1995 the Company filed a Form S-l registration statement whereby it registered 1,902,268 shares of common stock, 275,000 Class A warrants, and 275,000 Class B warrants.

During the period from October 1, 1995 to June 30, 1996 the Company issued 65,634 shares of common stock for consulting services valued at $98,451.

During January, 1996 the Company issued 14,288 shares of common stock in exchange for inventory valued at $21,432.

During the period from December, 1995 through February, 1996 the Company issued 300 shares of its preferred stock in exchange for cash aggregating $300,000 pursuant to a private placement.

 Inventory
 ---------

Inventory consists principally of work in process.

                              Level Best Golf, Inc.
                          Notes to Financial Statements
                                   (Continued)

 Income Taxes
 ------------

During the periods presented the Company has not provided for income taxes as a result of the available operating loss carryforwards.

 Basis of Presentation
 ---------------------

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred an operating loss during the year ended September 30, 1995 aggregating $1,473,182 and for the nine months ended June 30, 1996 of $225,845 and has negative working capital of $330,279 at June 30, 1996.

During the periods presented, other than the three months ended June 30, 1996, the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and its ability to successfully market its products.

The Company undertaken the raising of additional equity capital. In addition, the Company is attempting to obtain debt financing for certain golf products which it intends to market, is seeking to expand its customer base and is attempting to lower operating expenses. The Company's continued operations are dependent upon it ability to obtain financing and market its products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales increased from $80,791 for the nine months ended June 30, 1995 to $481,514 for the nine months ended June 30, 1996 and increased from $3,035 for the three months ended June 30, 1995 to $314,407 for the three months ended June 30, 1996. These increases were due primarily to the Company's penetration into the retail market by its national sales representative organizations.

Cost of sales increased from $79,889 for the nine months ended June 30, 1995 to $337,060 for the nine months ended June 30, 1996 and increased from $0 for the three months ended June 30, 1995 to $137,594 for the three months ended June 30, 1996. These increases were due primarily to the increased sales volume in the 1996 periods.

Operating expenses decreased from $516,720 for the nine months ended June 30, 1995 to $349,761 for the nine months ended June 30, 1996 and from $166,895 for the three months ended June 30, 1995 to $116,590 for the three months ended June 30, 1996. These decreases resulted primarily from decreased television media purchases for both short form (1 to 2 minute advertisements) and long form (30 minute infomercials).


Liquidity and Capital Resources

The Company has historically financed its operations primarily through the sale of common and preferred stock and borrowings from affiliates and a bank.

During the nine months ended June 30, 1996 the Company expended $185,134 for the acquisition of property and equipment.

During the nine months ended June 30, 1996 the Company sold 300 shares of its preferred stock for cash aggregating $300,000 and received an aggregate of $203,886 in advances from affiliates. In addition the Company repaid $15,786 in long-term debt.

Other than the lease for its office and warehouse facilities the Company has no material commitments for capital expenditures.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         ----------------------

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

    Not applicable.

ITEM 5.  OTHER INFORMATION.
         ------------------

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

    (a)  Not applicable.

    (b)  Not applicable.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Level Best Golf, Inc.
                                             (Registrant)



Dated: August 13, 1996                        By:  /S/  FRED SOLOMON
                                                 -------------------------------
                                                  President