Form 10KSB40
period 1996-09-30
LEVEL BEST GOLF INC /FL/
filed 1997-01-02
CIK 1001901

                                 FORM 10-KSB
                  U. S. Securities and Exchange Commission
                           Washington, D.C. 20549
(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
          OF 1934

   For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from               to
                                  -------------    ----------------

                        Commission File No. 33-97770

                            LEVEL BEST GOLF, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                Florida                              59-3205644
   --------------------------------              -------------------
   (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

         14561  58th St. North
          Clearwater, Florida                           34620
   ---------------------------------------            ----------
   (Address of principal executive offices)           (Zip Code)

                                (813)535-7770
                         ---------------------------
                         (Issuer's telephone number)

     Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

                                         Name of Each Exchange
           Title of Each Class            on Which Registered
           ----------------------        ---------------------
                   None                          None

     Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

                                     None
                   ---------------------------------------
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $495,681

The aggregate market value of the issuer's Common Stock, $.001 par value per share, held by non-affiliates on December 23, 1996, based on the last sale price of the Common Stock as reported by Nasdaq of $3.56 per share, was $7,824,033.

As of December 24, 1996, there were 3,246,042 shares of the issuer's Common Stock, $.001 par value per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
                                    None

                             LEVEL BEST GOLF, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS


                                  PART I                          Page
Item 1.   Description of Business                                   1

Item 2.   Description of Property                                   9

Item 3.   Legal Proceedings                                         9

Item 4.   Submission of Matters to a Vote of Security-Holders       9

                                  PART II

Item 5.   Market for the Common Equity and Related
          Stockholder Matters                                       9

Item 6.   Management's Discussion and Analysis or Plan of
          Operation                                                 9

Item 7.   Financial Statements                                     11


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                      11

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act                                                      12

Item 10.  Executive Compensation                                   14

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                               15

Item 12.  Certain Relationships and Related Transactions           17

Item 13.  Exhibits and Reports on Form 8-K                         18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL.

     Level Best Golf, Inc. (the "Company"), was incorporated in Florida on October 1, 1993. The Company markets unique, high quality and effective golf training aids to domestic and foreign markets. With the cooperation of several Professional Golfers Association ("PGA") professionals nationwide and support from a variety of manufacturers of golf equipment, the Company offers a line of products for the purpose of improving scores and enhancing enjoyment of the game. The Company's executive offices are located at 14561 - 58th Street North, in Clearwater, Florida. Its telephone number at that address is (813) 535-7770 and the fax number is (813) 535-0070.

PRODUCTS.

     The Company's flagship product is SCRATCH SCORE GOLF(TM). The product consists of three, 2-hour videos which address almost every facet of the game. It also comes with 5 training aids designed to work in conjunction with the practice drills demonstrated on the videos. Tape 1 - "The Clinic: The Full Fall Swing" - gives easy-to-follow instructions which help the golfer feel the correct swing motion for driver, fairway woods and long irons. Tape 2 - "The
Clinic: The Short Game: Error Corrections and Misconceptions" - shows proper techniques for chipping, pitching, sand shots and putting. Tape 2 also demonstrates correction for hooks, slices and other problem shots. Tape 3 - "Playing the Course" - shows golfers how to not get bogged down with too many swing mechanics and also how to manage the golf game on the course. Included is a 20-minute segment with noted sports psychologist, Dr. David Cook. Throughout the videos, there are training aids to convey easy-to-understand practice drills from which to build a solid golf swing.

     During the second quarter of 1997 the Company will re-introduce the product at $59.95 (down from $79.95) via an infomercial featuring Mr. Wally Armstrong, a PGA member since 1974, and testimonials. The product was first made available for general retail during the fourth quarter of 1996 and sells for $39.95 to $49.95. The Company did not participate in any way with the initial introduction of this product by Mr. Armstrong. American Telecast and Mr. Armstrong initially introduced the product in 1992 and the infomercial ran in 1993. This was done as "Wally Armstrong Golf, Inc." which sold over 100,000 units at $149.95 per unit.

     The Company acquired exclusive marketing rights to the SCRATCH SCORE GOLF
(TM) system for a term of 18 months commencing on March 15, 1995. It continues thereafter on a year-to-year basis if annual payments of at least $20,000 are made to Gator Golf Enterprises, Inc. ("Gator Golf"), a company controlled by Mr. Armstrong. The Company pays 10% of the gross collected revenue on SCRATCH SCORE GOLF(TM) to Gator Golf. Gator Golf may terminate the Agreement upon written notice if timely payments are not made by the Company or in the event the Company declares bankruptcy or is insolvent. The Company would have ten days to cure any default.

     From SCRATCH SCORE GOLF(TM), the Company developed three individual instructional videos, each one packaged with a training aid. THE TEMPO BALL focuses on the swing lesson, THE RULER focuses on alignments and the short game, and THE HANGER focuses on the power lesson.

     Each of these products has a selling price point of $19.95. This price point targets not only the inexpensive self-purchase, but also the much larger gift-buying, audience and allows the products to enter into an expanded distribution pattern. The promotional series was first made available for general retail during the fourth quarter of 1996.

     The LEVEL BEST GOLF SYSTEM consists of three engineered plastic components (Hand Positioner, Loft Indicator and Lie Detector), a 20-minute instructional video featuring Wally Armstrong, a carrying pouch and a bag tag for recording training information specific to each golfer. The LEVEL BEST GOLF SYSTEM retails for $49.95, plus $4.95 shipping and handling. The Company introduced this product in green grass pro shops (a traditional pro shop located at a golf course or driving range) and concrete golf shops (off-course golf shops which sell golf clubs and accessories) nationwide in January 1995.

     Hand Positioner: The Hand Positioner is a small plastic curved component which attaches to the golf club just below the grip. The Hand Positioner's vial and bubble indicate the golfer's hand position when he/she addresses the ball and actually remain on the club as practice balls are hit. This allows the golfer to return to the same position before hitting each shot, which in turn builds consistency into the golfer's set-up and shot making.

     Loft Indicator: The Loft Indicator magnetically attaches a curved plastic and vial component to the club face of the golf club. The Loft Indicator will actually read the loft of the club face as the golfer addresses the ball and also indicates whether the face of the club is pointed at the target (square), which is the desired position, pointed to the right of the target (open) or pointed to the left of the target (closed). Achieving proper alignment of the club face to the target is an ongoing challenge for golfers of all skill levels and the Loft Indicator provides a quick and repeatable method of achieving proper club face to target alignment.

     Lie Detector: The Lie Detector is a smaller plastic component which also magnetically attaches to the club face and has a small vial just like a carpenter's level. Proper club lie can vary as much as four degrees from one player to the next. When the Lie Detector is placed parallel to a groove in the club face and the bubble is centered between the lines on the vial (which indicate level), if the hands are not in a comfortable relaxed position an adjustment to the club lie would be indicated. The adjustment would be either upright or flat, which would bring a golfer's hands to a comfortable and relaxed position with the bubble in the level centered.

     The 20 minute video which accompanies the components shows proper use of each component and how they may be used in combination to improve set-up and shot-making. It also shows how to record an individual golfer's proper hand position and loft at address for quick reference and maximum benefit when using the system to practice.

     Mr. Perry Marshall invented and patented the basic components of the LEVEL BEST GOLF SYSTEM in 1990. He updated and redesigned the components to create the present form of the system. He filed new patents in January 1994 to encompass these changes, as well as to tie the components together for use as a training system. Mr. Marshall still holds these patents.

     ONE PUTT PERFECTOR - The ONE PUTT PERFECTOR is a patented training aid designed to help golfers of any skill level develop a pendulum putting stroke. The ONE PUTT PERFECTOR is a small plastic component. It attaches to the shaft of a putter just above the head and has a small vial which assures that the ONE PUTT PERFECTOR is squared to the club face of the putter in one plane, and is level with the horizon when the golfer addresses the ball. Inside the body of the ONE PUTT PERFECTOR, a small white ball sits on the front end of the ONE PUTT PERFECTOR when the golfer is addressing a putt. When the golfer makes a putting stroke, the white ball travels toward the rear of the ONE PUTT PERFECTOR and lands in one of three pockets (similar to a pool table pocket and ball). The center pocket is located directly behind the point from which the small white ball sits prior to making the stroke. If a proper straight back and straight through (pendulum stroke) to the target stroke is made, the white ball will go into this pocket which is centered between two other pockets. If the white ball travels into either of the other pockets, it would indicate the putter stroke was incorrect by taking the putter path inside or outside of the desired center line path and would indicate that correction is needed. The 30 minute instructional video shows golfers how to attach and use the ONE PUTT PERFECTOR and also shows how to make proper strokes and correct faults in improper strokes.

     The ONE PUTT PERFECTOR is planned to retail at $24.95, plus $3.95 shipping and handling. The Company introduced this product in sporting goods stores as well as in green grass pro shops and concrete golf shops nationwide in the first quarter of 1995 following the introduction of the LEVEL BEST GOLF SYSTEM.

     The ANGLEIRON(TM) is a multi-purpose training club for all levels of play. The ANGLEIRON(TM) is a single golf club that adjusts to a 3, 5, 7 or 9 iron or sand wedge setting that locks into place with a turn of a dial near the foot of the club's shaft. This product will help any golfer develop a better chipping, pitching and full swing motion. The ANGLEIRON(TM) will be on infomercial in the first quarter of 1997.

     The REACH VIDEO is targeted for junior golfers. The one-hour video highlights the Rules, Etiquette, Appreciation, Conduct and History of the game of golf. It is a program of the National Association of Junior Golfers, sponsored by the Company and produced in cooperation with the United States Golf Association, the PGA, the Ladies Professional Golfers Association, the National Golf Foundation and the Golf Course Superintendents Association of America. The product was made available for general retail beginning in the fourth quarter of 1996.

     The Company has negotiated the rights to market and sell the BALL BUTLER. This patented device hangs on either the inside or outside of a golf bag, holds up to 12 golf balls at a time and provides easy access to golf balls. The BALL BUTLER will be distributed directly into the retail market beginning in either the first or second quarter of 1997 and will be priced at approximately $20.

     To capitalize on the market for improving an individual's performance in golf, the Company will introduce the PERFORMANCE PACK around February 1997. The PERFORMANCE PACK will consist of two products. One is a unique glove featuring a reinforced palm, knuckle insert and a new method of stitching, and the other is a "dry hands" solution that prevents moisture and repels rain. The combination of these products should help to improve a golfer's performance. The PERFORMANCE PACK will sell for approximately $19.95.

     The LASER TRACKER or PLAIN SIGHT LASER is a product made with high quality laser technology. It is designed to help any golfer improve his/her game by allowing the golfer to follow the line of his/her swing. The Company has initiated negotiations to license the products and anticipates that the product will be available in the United States by April 1997, although there is no assurance that it will be available by then.

     GOLF 21 is an indoor/outdoor putting game for all ages that not only entertains, but also can improve putting skills. It is promotionally priced and was first made available during the fourth quarter of 1996.

     The Company has negotiated the rights to market and sell a patented golf bag cover under the name of the CLUBS HOUSE. This is a high quality, uniquely designed golf bag cover for use in inclement weather. It is promotionally priced, has a universal need and can be purchased for personal use or as a gift.

     The GOLFERS FIRST AID CADDY is an assortment of products (aspirin, bandages, sunscreen, etc.) packaged as a gift for golfers. This product is promotionally priced and packaged for impulse buying. This product is expected to be available in the first quarter of 1997, although there is no assurance that it will be available by then.

     The Company has an exclusive marketing agreement with Marshall Products, Inc., for the LEVEL BEST GOLF SYSTEM, the ONE PUTT PERFECTOR and other golf related products currently under review and development by Mr. Marshall, its principal. The agreement is for a term of five years from the effective date of January 1, 1994, with an option to renew the agreement for an additional five years. The Company pays a royalty of 7.5% of net sales. In the event that net sales of units shall not exceed in the aggregate, for a period of four years, 60,000 units, Marshall Products, Inc., shall have the right to give the Company 30 days notice of the termination of the exclusive character of the agreement, unless the Company can show, to the satisfaction of Marshall Products, Inc., that its failure was attributable to facts beyond its control, such as market conditions, failure of supply of needed raw materials, strike, etc. Marshall Products, Inc., may terminate the Agreement upon written notice if timely payments of royalties are not made by the Company or in the event the Company declares bankruptcy or is insolvent. The Company would have 90 days to cure any default.

     Mr. Marshall individually holds the patents relating to these products.
As a result, Mr. Marshall could, in the future, limit the Company's use of the products. However, Marshall Products, Inc. is controlled by Mr. and Mrs. Marshall and the Company does not foresee any limitations or possible breach of contract by Marshall Products, Inc.

     The Company also has an exclusive marketing agreement with Automated Golf Training Aids, Inc., for the ANGLEIRON(TM). The agreement is for a term of five years that began March 31, 1996. The Company pays a royalty of 8% of ANGLEIRON(TM) net sales. The Company must make minimum royalty payments of $50,000 in 1997 and of $100,000 for each of 1998 through 2000.

     The Company has an exclusive marketing agreement with Innovative Products, Inc., for the BALL BUTLER. The agreement is for a term of five years beginning January 1, 1997. The Company pays a royalty of $3.50 per unit for the first 10,000 units sold and 11% of gross sales for all subsequent units. The Company is required to maintain minimum unit sales for each calendar year of the agreement. The minimum for 1997 is 150,000 units; for 1998, 250,000 units;
for 1999, 300,000 units; for 2000, 150,000 units; and for 2001, 100,000 units.

     The Company has an exclusive marketing agreement with Donald Cofer for GOLF 21. The agreement is for a term of five years that began in February 1996. The Company issued Mr. Cofer 2,000 shares of its Common Stock and agreed to pay a royalty of 7.5% of gross sales. The Company is required to maintain minimum unit sales for each calendar year of the agreement. The minimum for the first year is 10,000 units; for the second year, 20,000 units; for the third year, 30,000 units; for the fourth year, 40,000 units; and for the fifth year, 50,000 units.

     The Company furthermore has an exclusive marketing agreement with B C Communications for the CLUBS HOUSE (originally known as the CLUB PARKA). The agreement is for a term of five years beginning in January 1997. The Company pays a royalty of 10% of gross sales. The Company is required to maintain minimum unit sales for each calendar year of the agreement. The minimum for 1997 is 50,000 units and for each of 1998 through 2002 is 100,000 units.

     The Company is reviewing numerous products for market viability. The Company is also evaluating other golf product companies for potential acquisition. Currently, the Company has not targeted any specific acquisitions. The Company plans to finance any future products or acquisitions by future revenue from operations and/or any proceeds received from subsequent sales of the Company's debt or equity securities or upon exercise of the Company's warrants, if any. There is no assurance that any financing for either of these purposes will be available.

MARKET.

     Based on statistics from the National Golf Foundation, there are estimated to be 24,300,000 golfers in the United States as of 1994. The Japanese market, based on statistics published in September, 1993 in Golfweek Magazine, is estimated to be 17,500,000 golfers and 20,000,000 range players who practice regularly at range facilities with little or no opportunity to get on a golf course. Europe, Australia and Asia are also experiencing growth in the golf industry and represent a significant opportunity for expansion of the Company's sales.

MARKETING STRATEGY.

     The Company's marketing strategy employs a multi-tier strategy of direct response television, direct response print, event marketing and television supported retail marketing through conventional distribution systems and outlets. Direct response is when the customer responds to a television commercial or print ad and places a credit card order with the Company.

     A two minute direct response television commercial and a one minute retail support commercial on the Company have been completed. The commercials feature pro golfer Wally Armstrong and golf school owner Greg Ortman, and were filmed at Grenelefe Resort near Orlando, Florida.

     The Company intends to employ the development of a golf tips column by Wally Armstrong and a series of three minute instructional mini-programs to be inserted into golf programs on the various broadcast and cable sports networks.

     With the help of OpenNet Technology, the Company has created an interactive golf product page featuring all the products, golf clubs and training and instruction aids. OpenNet Technology has received a fee of $1,000 in connection with the set-up of this interactive web page, which can be found on the Interenet at http:\\www.levelbestgolf.com.

     Editors and writers at both general consumer and specialty publications have received complete information kits (news release, photos, video and actual product samples). Articles are planned to support the primary marketing thrust provided by direct response television. The publicity effort is planned to include the use of a newspaper mat service. Three different articles are planned to be distributed to small daily and large weekly newspapers in wealthy suburban markets. These types of articles offer advice and talk about the benefits of the Company's products. A toll-free number appears in some articles, while others offer a free brochure.

     The Company entered into a three year Personal Services Agreement with Wally Armstrong, a former director of the Company, on January 7, 1994.
Pursuant to the agreement, Mr. Armstrong has received compensation of $25,000 per year. Mr. Armstrong granted a non-exclusive right to utilize his name in connection with advertisement, promotion and sale of the LEVEL BEST GOLF SYSTEM until December 31, 1996. As of December 23, 1996, the Company and Mr. Armstrong were negotiating an extension of the agreement between them, although there is no assurance that the agreement currently in force will be extended past the current termination date. Mr. Armstrong has the right of first refusal to endorse future products.

     The Company recently entered into an exclusive national distribution agreement with The Booklegger of California, a non-affiliate. The Booklegger of California distributes, among other items, golf books, videos and training aids, has over twenty years' experience and 7,000 accounts consisting of green grass and off course shops.

     Additionally, the Company's infomercial marketing strategy employs a product tier approach consisting of primary infomercial products, secondary infomercial products, mid-range price point products and promotional price point products. Furthermore, the Company has identified three product classifications consisting of learning/teaching, performance improvement and accessories.

     Primary infomercials will be "vertically" produced by the Company and run exclusively on cable and television. The products will range in retail price points from $69.95 to $149.95, will have gross margins for the Company of 80% and have an objective of generating revenue and profits exclusively via infomercial. The ANGLEIRON(TM) would be an example of a primary infomercial product.

     Secondary infomercials will be a "second" generation of a primary infomercial running at a reduced retail price point. The infomercial will run in conjunction with retail placement at price points from $59.95 to $99.95 and gross margins for the Company of 65% and have an objective of "driving" the product at the retail placement level. SCRATCH SCORE GOLF(TM) is currently an example of a secondary infomercial product.

     Mid-range price products will be non-infomercial products (with exceptions) with price points between $39.95 and $59.95, gross margins for the Company of 50% and an objective of being items most likely to appeal to large specialty and significant sporting goods departments in general retail and catalog.

SCRATCH SCORE GOLF(TM) will be an example of a mid-range price product when it is re-introduced to the retail market after the secondary infomercial stops airing.

     Promotional price point products will be non-infomercial products (with exceptions) with price points between $14.95 and $29.95, gross margins for the Company of 50% and an objective of very broad mass market appeal. Any retailer should purchase these products for resale during seasonal periods. Examples of promotional price point products would be the ONE PUTT PERFECTOR, SCRATCH SCORE GOLF(TM) promotional series, GOLF 21, BALL BUTLER, PERFORMANCE PACK, CLUBS HOUSE, LEVEL BEST GOLF SYSTEM, GOLFERS FIRST AID CADDY and REACH VIDEO.

DISTRIBUTION.

     The Company has developed the following to implement the distribution and marketing plan of its products:

     SALES TO NATIONAL CHAINS. The Company has established a relationship on a national level with Sports & Recreation, Inc., which currently has the Company's products in all 80 of its stores. The Company is seeking to create similar relationships with other national chains.

     CATALOG SALES. The Company has had its products featured in the catalogues of both Hammacher Schlemmer and Austad's. This has helped promote the Company's products on a national level.

     SALES TO GOLF SHOPS. The Company is purchasing close-out inventory of several major golf manufacturers and will be aggressively marketing those products. This will occur both on a local level, through newspaper advertisements and contact with local golf shops, and on a national level, through a relationship as an approved vendor of Play It Again Sports, a sporting goods chain with over 650 stores. The markup on the products will be approximately 40%. A portion of the financing of this effort is being provided by Lorimar Capital Management Corp. located in Columbus, Ohio, which approved a $100,000 loan for a golf club close-out purchase from Head Sports in Boulder, Colorado.

     OVERSEAS SALES. The Company is working with SNUGZ USA, Inc., to distribute the Company's products in Japan, beginning with SCRATCH SCORE GOLF(TM). However, no agreement has yet been reached between the Company and SNUGZ USA, Inc., and there is no assurance that one will be reached. Any such agreement should require no outlay of cash on the part of the Company as the distributor will be responsible for the marketing expense associated with this project.

     NATIONAL INFOMERCIAL. The Company authorized its Canadian distributor to produce a thirty minute infomercial featuring SCRATCH SCORE GOLF(TM). The infomercial has aired on both U.S. and Canadian television nationally since February 1996. This infomercial features PGA teacher Wally Armstrong, PGA tour member Andy Bean, who has won 11 times on tour, and actor McLean Stevenson.

     All of the costs for this production are being borne by the Canadian distributor. The Company will be providing the product on a reduced cost basis. The Company also has in excess of 100,000 units of this product in inventory. The Company will only have to provide the video tapes in the product package. The infomercial also provides advertising support to the Company's retail sales without the expense associated with conventional retail support advertising.

MANUFACTURING AND ASSEMBLY.

     The Company outsources all component manufacturing to proven reliable sources and also has alternate sources available at similar costs for all components of the LEVEL BEST GOLF SYSTEM. All components except for curved glass vials and custom molded plastic bodies are readily available from a number of suppliers. Winders Products Company, Port Austin, Michigan, is the current source for glass curved vials. The Company's alternate source for glass curved vials is W. A. Moyer and Sons, Emporia, Kansas. The plastic molded bodies are currently being provided by Dickson Tool and Mold, Inc., Brooksville, Florida. The Company owns all tooling used in this process.

     UPARC, Inc., St. Petersburg, Florida, does the final assembly of some components with quality surveillance being conducted by the Company's personnel. The Company also has in-house capability to support near-term requirements.

COMPETITION.

     The Company's current and future products compete in the recreation, fitness, and sports training markets, which are highly competitive. Increased competition generally, and the introduction or promotion of competing products specifically, could adversely affect the Company's sales and profitability by exerting pressure to reduce pricing and thereby gross margins, reducing market share and creating other obstacles. In the golf industry, a distributor's ability to compete is dependent in part upon its ability to satisfy various subjective preferences of golfers, including the look and "feel" of a golf product and the level of acceptance that the product has achieved among professional and other golfers. The subjective preferences of purchasers of golf training products may be subject to rapid and unanticipated changes.

     The Company will be competing with established companies and other entities, many of which may possess substantially greater resources than the Company. Almost all of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company's products will compete successfully with other similar products. The Company intends to compete on the basis of quality of its products in addition to a price basis. Inability to compete successfully might result in increased costs and reduced yields.

EMPLOYEES.

     As of December 23, 1996, the Company has 12 full time employees. None of the employees is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good. The Company will, as operations demand, sub-contract the balance of its personnel through independent contractors or hire additional employees.

Item 2. DESCRIPTION OF PROPERTY.

     The Company's executive offices are located at 14561 58th Street North, Clearwater, Florida 34620, and the telephone number at that address is (813) 535-7770. These offices consist of approximately 5,500 square feet of office space and approximately 60,000 square feet of warehouse space on approximately
2.5 acres leased for 3 years for $6,000 per month, plus applicable sales tax.

Item 3. LEGAL PROCEEDINGS.

     The Company currently has no material pending or threatened legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.



                                   PART II

Item 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades under the symbol "LBGF" on the OTC Bulletin Board(R) operated by The Nasdaq Stock Market, Inc. The high and low bid prices for the Company's Common Stock for the quarter ended September 30, 1996, the first quarter in which the Common Stock was quoted on the OTC Bulletin Board(R), were $3-7/8 and $3-1/8, respectively. These bid prices are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

     At December 24, 1996 there were approximately 1,068 holders of record of the Common Stock.

     Please see Notes 2 and 12 of the Company's Notes to Financial Statements included in this report for a description of the sales during fiscal year 1996 by the Company of securities in transactions that were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"). The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act in connection with those sales.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Except for the historical information contained herein, the matters discussed in this item are forward-looking statements involving risks and uncertainties which may cause actual results to materially differ. Those risks and uncertainties include, but are not limited to, economic, competitive, industry and market factors affecting the Company's operations, markets, products, and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995.

     The Company experienced a net operating loss of $1,145,195 for the fiscal year ended September 30, 1996, compared to a net operating loss of $1,473,182 for the fiscal year ended September 30, 1995, a decrease of 22.3%. Net sales and cost of sales for the fiscal year ended September 30, 1996, were $495,681 and $198,396, respectively, as compared to net sales of $98,474 and cost of sales of $149,263 for the fiscal year ended September 30, 1995. The sales increase resulted from a large sale to Best Buy for $265,000 and increasing sales into retail of SCRATCH SCORE GOLF(TM) and ONE PUTT PERFECTOR. Selling, general and administrative ("SGA") expenses for fiscal year were $1,399,901 as compared to $1,391,904 for fiscal year 1995, an increase of only 0.6%. Included in SGA expenses is stock issued for services related to product development and marketing of $111,950 for fiscal year 1996 as compared to $664,726 for fiscal year 1995, a decrease of 83.2%. The decrease was the result of the Company's ability to pay for services in cash in lieu of stock.

     Accrued officers' salaries increased by  $287,548 in fiscal year 1996.
Net cash used in operations was $506,505 for fiscal year 1996 as compared to $636,762 for fiscal year 1995. Notes payable to affiliates increased by $272,233 for fiscal year 1996. Proceeds from the issuance of common stock were $455,000 for fiscal year 1996 as compared to $609,177 for fiscal year 1995.


RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994.

     The Company experienced a net operating loss of $1,473,182 for the year ended September 30, 1995 compared to $385,126 for the year ended September
30, 1994. Net sales and cost of sales for the year ended September 30, 1995 were $98,474 and $149,263, respectively, as compared to net sales of $22,339 and cost of sales of $15,791 for the year ended September 30, 1994. This increase for the year ended September 30, 1995 was due to increased operations. Selling, general and administrative expenses for the year ended September 30, 1995 were $1,391,904 as compared to selling, general and administrative expenses of $379,292 for the same period in 1994. This increase for the year ended September

30, 1995 was due to management's attempt to obtain further capitalization and increase operations. The primary change was stock issued for salaries and to consultants for services related to product development and marketing of $665,000. The other material components consisted of increases in salaries and payroll taxes of $133,000, consulting fees of $50,000 and advertising of $28,000. Net cash used in operations was $636,762 for the year ended September 30, 1995.

     For the year ending September 30, 1995, the Company promoted three products and sold 140 units of The LEVEL BEST GOLF SYSTEM, 1,832 units of SCRATCH SCORE GOLF(TM) and 372 units of the ONE PUTT PERFECTOR. For the year ended September 30, 1994, the Company promoted and sold 894 units of the LEVEL BEST GOLF SYSTEM.


TRENDS AND UNCERTAINTIES

     The Company is seeking to lower its operating expenses while expanding operations and increasing its customer base and operating revenues. The Company is focusing on decreasing administrative costs. However, increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

     Inasmuch as a major portion of the Company's activities is the development and marketing of golf training aids, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods. The sale of the Company's products is seasonal in that the Christmas season and Father's Day are two strong buying periods. In addition, the spring season produces strong orders in the first six months of each calendar year.

     The Company has been adding new accounts, representative groups, expanding into new markets and channels of distribution in recent months. See "Item 1
- Marketing Strategy". The continuation of obtaining additional types of new business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

     The purchasers in a private placement of shares of the Company's Common Stock during September through November 1996 may have certain rescission rights pursuant to federal and state securities laws. Accordingly, the Company may have a contingent liability for rescission of up to $524,000, plus interest at 12% per annum. The exercise of such rescission rights by a sufficient number of the purchasers may have a materially adverse effect upon the Company.

CAPITAL AND SOURCE OF LIQUIDITY.

     The Company was in the developmental stage through the fiscal year ended September 30, 1995. The Company will begin airing infomercials in the first half of calendar year 1997. The infomercials will emphasize the Company's premier products, ANGLEIRON (TM) and SCRATCH SCORE GOLF, and provide brand identification for the "Level Best Golf" product line.

     In June 1996, the Company entered into a 3 year lease for its current facility at a monthly rental rate of $6,000. Other than this lease, the Company has no material commitments for capital expenditures. The Company has an option to buy its current facility at a price of $600,000. The Company intends to purchase its new facility when it can obtain acceptable mortgage financing for not less than 80% of the purchase price. The Company may elect to pay all or part of the purchase price with proceeds realized, if any, from the sale of Common Stock pursuant to exercise of outstanding Warrants, although there is no assurance that sufficient proceeds will be received from such exercise for such purpose.

     The Company has incurred operating losses of $1,145,195, $1,473,182 and $385,126, respectively, for the fiscal years ended September 30, 1996, 1995 and 1994. Through the end of fiscal year 1996, the Company has not generated positive cash flow from operations. At September 30, 1996, the Company had negative working capital of $1,004,043. The Company's independent auditiors have qualified their opinion on the Company's financial statements for the fiscal year ended September 30, 1996, to the effect that there is substantial doubt about the ability of the Company to continue as a going concern.

     The Company believes that it will have a positive cash flow from operations during fiscal year 1997, although there is no assurance that it will occur. The Company is planning to seek additional capital during fiscal year 1997 through equity financing, but there is no assurance that such financing will be available on terms acceptable to the Company or at all.


Item 7. FINANCIAL STATEMENTS.

     Please see "Index to Consolidated Financial Statements" on Page F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     OFFICERS AND DIRECTORS.

     Pursuant to the Articles of Incorporation, each Director serves until the annual meeting of the stockholders, or until his successor is elected and qualified. Directors may be removed with or without "cause". The term of office of each officer of the Company is at the pleasure of the Company's Board.

     The directors and principal executive officers of the Company are as follows:

                                                                            Director
Name                                    Age  Current Company Positions        Since
----                                    ---  -------------------------        -----
William E. Foley                        49   Director                         1996

Patricia A. Sanders                     48   Director and Secretary           1993

Fred L. Solomon                         52   Director and President           1993

James G.("Greg") Solomon                43   Director and Vice President      1993

Donald E. Thompson                      46   Director                         1996

Curt L. Rodgers                         48   Chief Financial Officer          ----

     WILLIAM E. FOLEY - Mr. Foley has been a Director of the Company since December 4, 1996. From 1987 to 1996, Mr. Foley was with Vi - Tel Electronics, Inc., a consumer electronics distributor, which filed a Chapter 11 proceeding on January 16, 1996, in the Bankruptcy Court of the Federal District Court for New Jersey, Case No. 96-20222. From 1990 to 1996, including at the date of filing the Chapter 11 proceeding, Mr. Foley was Executive Vice President and Chief Operating Officer. From 1994 to 1996, Mr. Foley was also President of Selectronics, a consumer electronic manufacturer and subsidiary of Vi - Tel.
Mr. Foley was responsible for all facets of the business of Selectronics, with specific emphasis on marketing and sales to the retail community. As President of Selectronics, Mr. Foley was responsible for the start up, organization and expansion of this business segment with a product line for direct sale to retailers. From 1981 to 1987, Mr. Foley was owner and president of two separate companies: G & S Advertising, a full service advertising agency specializing in retail, and Flick's N Fones, a six store retail operation.
Prior to 1981, Mr. Foley held positions as Senior Vice President of Marketing and Advertising for Korvettes, Inc., a 50 store $600 million discount retailer; Vice President Advertising for Vornado and Merchandise Manager for Mangurians Home Furnishings. Mr. Foley's professional career started with the JC Penney Company. Mr. Foley received a Bachelor of Science degree in Business Administration from Fairleigh University in 1969.

     PATRICIA A. SANDERS - Ms. Sanders has been a Director and the Secretary of the Company since its October 1993 inception. From January 1989 to April 1993, Ms. Sanders worked as an executive assistant/corporate officer to Paul L. Simmons in the following companies; (i) Viral Control Technology, Inc. a public company located in Tampa, Florida, which marketed a line of environmentally safe disinfectants; (ii) Fam-Pak, St. Petersburg, Florida, a private company manufacturing Viral On-Guard, a disinfectant spray; (iii) R.O.S.T., Inc., a Tampa research and development company of environmental products and (iv) SanDesign, Inc., an environmental product design company. From January 1979 to January 1989, Ms. Sanders was administrative assistant at Nu-Room Company. Her responsibilities included marketing strategy, negotiating contracts, processing mortgages, payroll, inventory and overseeing staff and the production team.

     FRED L. SOLOMON - Mr. Solomon has been a Director of the Company since its October 1993 inception, its President since November 1994 and its Controller since January 1996. From inception to November 1994, he was a Vice President of the Company. From January 1993 to January 1994, Mr. Solomon was Vice President of Power Generation for Nab Construction Company. He was responsible for all aspects of the operation of power generation and mechanical contracting for all projects. From October 1989 to November 1990, Mr. Solomon was President of Southern Energy & Aerospace, Inc., a family-owned business which fabricated and installed mechanical systems for the electric utility power generation industry and which was acquired by JWP-Zack. Mr. Solomon's responsibilities included total management of the Gary, Evansville and Tampa Divisions which included sales, estimating, procurement and construction of the mechanical systems. From April 1978 to August 1989 Mr. Solomon was President of Specialty Maintenance & Construction, Inc., a general contractor with over 200 employees. Mr. Solomon performed a variety of sales, estimating, accounting, purchasing, human resources, contract negotiations and executive management services. Mr. Solomon received an Associates of Arts degree at Daytona Community College in 1964 and a Bachelor of Arts degree at the University of Florida in 1966.

     JAMES G. ("GREG") SOLOMON - Mr. Solomon has been a Director of the Company since its October 1993 inception and Vice President of the Company since November 1994. He had served as President of the Company from inception to November 1994. From October 1981 to July 1993, Mr. Solomon was Vice President of Southern Energy & Aerospace, Inc., a family-owned business which fabricated and installed mechanical systems for the electric utility power generation industry. He was responsible for operations and achieving the goals of the board of directors. He was also responsible for ensuring that critical schedules and project budgets were achieved through proper utilization of corporate resources. From November 1979 to September 1989, Mr. Solomon also acted as Vice President of Specialty Maintenance & Construction, Inc., a general contractor with over 200 employees. Mr. Solomon performed a variety of sales, estimating, accounting, purchasing, human resources, contract negotiations and executive management services.

     DONALD E. THOMPSON - Mr. Thompson has served as a Director of the Company since December 4, 1996. He provides consulting services to the Company in the area of news media relations, as well as marketing and public relations. From 1986 to the present, Mr. Thompson has been the President of Thompson Communications, a marketing and public relations firm, with clients in the insurance, financial services, legal and accounting professions.

     CURT L. RODGERS - Mr. Rodgers has been the Chief Financial Officer of the Company since November 1996. From 1994 to November 1996, Mr. Rodgers was Executive Vice President and General Manager of Florida Directory Publishing, Inc., located in St. Petersburg, Florida. Mr. Rodgers managed operations, finance, systems, sales and human resources of this directory publisher owned by the St. Petersburg Times. From 1988 to 1994, Mr. Rodgers was with Advo, Inc., located in Tampa, Florida. Mr. Rodgers served in the capacity of Vice President of Finance and Division Controller for Advo, Inc. from 1991 to 1994. During that time, Mr. Rodgers managed financial reporting and analysis and systems development for a $200 million division within this $1 billion direct-mail advertising company and directed the activities of a financial staff of 66 associates located in five regional offices.

KEY EMPLOYEES.

     JOSEPH RALPH ("BUTCH") PAUL JR. - Mr. Paul, age 46, has over 20 years experience in corporate and golf sales. Mr. Paul is the owner of Rutland Travel Company, a $2 million in sales travel agency in Rutland, Vermont, which he founded in 1986. He has been a featured speaker to corporate and golf organizations and associations across the United States. He is a competitive golfer with a USGA 3 handicap. In 1992, Mr. Paul was retained by the E. J. Manely Company as a consultant to management and sales. His responsibilities included training, organization, and motivation, as well as dealing with service and attitude. Since 1992, Mr. Paul has worked as a consultant to golf companies that have included Active Sports, Copely, Inc., TEE Sports, and the
B. C. Open. In 1988, Mr. Paul helped found Mindset, Inc. As Mindset's President, his responsibilities included daily operations and sales of Mindset's Golf Workshops, which dealt successfully with the mental side of golf and its relationship to business and life. Mr. Paul also directed all sales of Mindset Golf Apparel, which grew to $2.3 million in sales in two years. Until 1988, he was employed by the Prudential Insurance Company, with both sales and management responsibilities. In his tenure with Prudential, Mr. Paul was the recipient of many national sales awards including: Prudential Academy of Honor, the PRESTIGIOUS President Citation Award, the National Quality Award, and the National Sales Achievement Award.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is required to file periodic reports on Forms 10-KSB, 10-QSB or 8-K pursuant to Section 15(d), not Section 13, of the Exchange Act. As a result, Section 16(a) of the Exchange Act is not applicable to the Company, its Directors or its executive officers at the current time.

Item 10. EXECUTIVE COMPENSATION.

     The following table provides information with respect to the compensation paid or accrued by the Company and its subsidiaries to the Company's Chief Executive Officer in all capacities and all other executive officers of the Company who received combined salary and bonus compensation in fiscal year 1996 in excess of $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                            ANNUAL COMPENSATION                  COMPENSATION
-----------------------------------------------------------------------------
                                                   OTHER          SECURITIES
                                                   ANNUAL         UNDERLYING
                                               COMPENSATION(1)   OPTIONS/SARS
Name and Principal Position    Year    Salary      Bonus
                                        ($)         ($)      ($)      (#)
-----------------------------------------------------------------------------
Fred L. Solomon,               1996   125,000(2)    -0-      -0-    200,000
Director and President         1995    80,000(2)    -0-      -0-      -0-
                               1994    80,000(2)    -0-      -0-      -0-
-----------------------------------------------------------------------------

(1) The table does not include amounts for personal benefits extended to Mr. Solomon by the Company, such as health or life insurance. The Company believes that the incremental cost of those benefits to Mr. Solomon during any of fiscal 1994-1996 did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus.

(2) The figures in the table are the stated annual salary rates for the fiscal years presented. Mr. Solomon received actual compensation of only $14,423 in fiscal 1996, $17,300 in fiscal 1995 and $14,400 in fiscal 1994. The Company accrued, but did not pay to Mr. Solomon, the balance of his stated annual salary in each of those years ($110,577 in fiscal 1996, $62,700 in fiscal 1995 and $65,600 in fiscal 1994).


OPTIONS GRANTED DURING LAST FISCAL YEAR

         The following table sets forth information concerning option grants during the fiscal year ended September 30, 1996, to the named officer.


                                                              Individual Grants
                                   ----------------------------------------------------------------------
                                     Shares               % of Total
                                   Underlying              Options
                                     Options              Granted to          Exercise
                                     Granted             Employees in           Price          Expiration
          Name                         (#)               Fiscal Year          ($/Share)           Date
---------------------------------------------------------------------------------------------------------
Fred L. Solomon                     200,000(1)              18.64%              2.25             6/3/2001

_________________________
(1) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights ("SAR's"), granted in fiscal year 1996. Payment must be made in full upon exercise in cash or Common Stock. The option holder may elect to have shares of Common Stock issuable upon exercise withheld by the Company to pay withholding taxes due.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table sets forth information concerning the value of unexercised stock options at the end of the fiscal year for the named officer.


                                                             Number of Unexercised        Value of Unexercised
                                                             Options at Fiscal Year     In-The-Money Options at
                      Shares Acquired     Value Realized             End(1)              Fiscal Year End ($)(2)
        Name          on Exercise (#)           ($)        Exercisable/Unexercisable   Exercisable/Unexercisable*
-----------------------------------------------------------------------------------------------------------------
Fred L. Solomon                 0                0                    200,000/0                175,000/0

_________________________
(1) No SAR's were outstanding at September 30, 1996.

(2) The value shown equals the difference between the exercise price of unexercised in-the-money options and the closing market price of the underlying Common Stock at September 30, 1996.


The Company has not entered into employment agreements with its officers. The Company does have in place medical insurance for its employees (insurance cost of approximately $1,066 every three months), however, it does not have any retirement benefit programs or Section 401(k) benefit plans.

DIRECTOR COMPENSATION.

     Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out-of-pocket expenses connected directly with their Board participation will be reimbursed by the Company. Director liability insurance may be provided to all members of the Board of Directors. No differentiation is made in the compensation of "outside directors" and directors who are also officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 24, 1996, certain information regarding the Company's Common Stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's Directors and executive officers; and (iii) all Directors and executive officers as a group.




NAME AND ADDRESS             AMOUNT AND NATURE
OF BENEFICIAL OWNER       OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS(1)
-------------------       -----------------------         -------------------
William E. Foley                     50,000(2)                1.5%
170 Berkshire Road
Hasbrouck Heights, NJ  07604

Curt L. Rodgers                       5,000(3)                0.2%
15624 Indian Queen Drive
Odessa, FL 33556

Patricia A. Sanders(4)              231,450(5)                6.7%
11680 Shipwatch Drive
Villa 1452
Largo, FL 34644

Fred L. Solomon(4)                  693,343(6)               20.1%
285 - 107th Ave., #801
Treasure Island, FL 33706

James G. ("Greg") Solomon(4)        691,178(7)               20.1%
4101 Kipling Avenue
Plant City, FL 33567

Donald E. Thompson                   42,309(8)                1.3%
3580 Lakemont Drive
Bonita Springs, Florida  34134

All Directors and Officers        1,713,280(9)               43.8%
as a group (consisting
of 6 persons)

-----------------------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Represents five-year options to purchase 50,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Foley in June 1996.

(3) Represents five-year options to purchase 5,000 shares of Common Stock at an exercise price of $3.50 per share that were granted to Mr. Rodgers in November 1996.

(4) Pursuant to a Lock-up Agreement dated October 1, 1995, Fred L. Solomon, James G. Solomon and Patricia A. Sanders have agreed that, in the event any of them exercises any warrants, the stock issued pursuant to the exercise will be restricted from trading for a period of two years. They also agreed not to sell or otherwise transfer their interest in the warrants except to an underwriter or other market makers in the stock once a market is established. They further agreed that the total value, in cash, or other consideration, paid by the buyer to the seller in such circumstances will not exceed $.001 per warrant.

(5) Includes five-year options to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Ms. Sanders in June 1996. Excludes 18,000 shares of Common Stock owned by the adult children of Ms. Sanders, as to which she disclaims any beneficial interest, and 20,047, 20,047 and 20,047 shares of Common Stock subject to Class A Warrants, Class B Warrants and Class C Warrants, respectively, held by Ms. Sanders and exercisable immediately on issuance and for a period of 48 months, subject to redemption, because all of the outstanding warrants are currently out-of-the-money.

(6) Includes five-year options to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Fred Solomon in June 1996. Excludes 109,367, 109,367 and 109,367 shares of Common Stock subject to Class A Warrants, Class B Warrants and Class C Warrants, respectively, held by Mr. Fred Solomon and exercisable immediately on issuance and for a period of 48 months, subject to redemption, because all of the outstanding warrants are currently out-of-the-money.

(7) Includes 30,000 shares of Common Stock owned by Mr. Greg Solomon's wife and minor children and five-year options to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Greg Solomon in June 1996. Excludes 109,367, 109,367 and 109,367 shares of Common Stock subject to Class A Warrants, Class B Warrants and Class C Warrants, respectively, held by Mr. Greg Solomon and exercisable immediately on issuance and for a period of 48 months, subject to redemption, because all of the outstanding warrants are currently out-of-the-money.

(8) Includes 21,795 shares of Common Stock jointly owned by Mr. Thompson and his wife and five-year options to purchase 10,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Thompson in June 1996.

(9)  Includes 665,000 shares of Common Stock subject to options.

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During December 1993, the Company borrowed $177,000 from Southern Energy & Aerospace, Inc. ("Southern Energy"), a corporation controlled by Fred Solomon and Greg Solomon, two of the Company's Directors, executive officers and largest shareholders. This loan had a balance of $162,805 during fiscal year 1995. During fiscal year 1996, the Company borrowed an additional net amount of $272,233, leaving a balance owed of $435,038 at September 30, 1996. The note bears interest, which is accrued, at prime plus 1.5% and is payable on demand.

     On October 26, 1994, the Board of Directors authorized the distribution of 275,000 each of Class A, B, and C Warrants to purchase shares of Common Stock exercisable as follows:

     $4.75 to exercise each Class A warrant for one share of Common Stock; $7.50 to exercise each Class B warrant for one share of Common Stock; and $12.50 to exercise each Class C warrant for one share of Common Stock.

     The warrants are exercisable for a period of 48 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant. These distributions were made to the owners of record of common stock on the books of the Company as of January 2, 1995. The Class A and Class B Warrants and the common stock underlying said Class A and Class B Warrants are currently registered pursuant to the Securities Act on Form S-1, File No. 33-97770.

     During the fiscal year ended September 30, 1996, the Company accrued $266,732 in unpaid salary due to Mr. Fred Solomon ($110,577), Mr. Greg Solomon ($88,462) and Ms. Sanders ($67,693). During the fiscal year ended September 30, 1995, the Company accrued $178,940 in unpaid salary due Mr. Fred Solomon ($74,900), Mr. Greg Solomon ($70,200) and Ms. Sanders ($33,840).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          Please see the Exhibit Index on Page 23.

     (B)  REPORTS ON FORM 8-K

          The Company did not file any Current Reports on Form 8-K for the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LEVEL BEST GOLF, INC.


December 30, 1996                               By:  /s/ Fred L. Solomon
                                                     --------------------------
                                                     Fred L. Solomon, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Fred L. Solomon                    Director, President             December 30, 1996
-------------------------------
Fred L. Solomon


/s/ James G. Solomon                   Director, Executive Vice        December 30, 1996
-------------------------------        President
James G. Solomon


/s/ Patricia A. Sanders                Director, Secretary             December 30, 1996
-------------------------------
Patricia A. Sanders


                                       Director, Chief Operating       December __, 1996
-------------------------------        Officer
William E. Foley


                                       Director                        December __, 1996
-------------------------------
Donald E. Thompson


/s/ Curt L. Rodgers                    Chief Financial Officer         December 30, 1996
-------------------------------        (Also Chief Accounting
Curt L. Rodgers                        Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


     The Company has not sent an annual report or proxy material to its security holders. If an annual report or proxy material is furnished to the Company's security holders subsequent to the filing of this Form 10-KSB, the Company shall furnish copies of such material to the Securities and Exchange Commission when such material is sent to the Company's security holders.

                               LEVEL BEST GOLF

                        INDEX TO FINANCIAL STSTEMENTS



Independent auditors report                F-2
Balance sheets                             F-3
Statements of operations                   F-4
Statement of stockholders' equity          F-5
Statements of cash flows                   F-7
Notes to financial statements              F-8

                       REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Level Best Golf, Inc.


We have audited the accompanying balance sheets of Level Best Golf, Inc. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Level Best Golf, Inc. as of September 30, 1996 and 1995, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, substantial doubt exists about the Company's continued existence should it be unable to complete its proposed financing and market its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                            Winter, Scheifley & Associates, P.C.
                                            Certified Public Accountants





Denver, Colorado
December 4, 1996

                            Level Best Golf, Inc.
                               Balance Sheets
                                September 30,


                                                      1996          1995
                                                   ----------     ---------
                              ASSETS

Current assets:
     Cash                                          $   46,923     $   8,061
     Accounts receivable                               13,138           202
     Prepaid expenses                                   9,000             -
     Inventory                                        156,356       156,657
                                                   ----------     ---------
       Total current assets                           225,417       164,920

Property, plant and equipment,
   at cost:
     Office and production equipment                   66,008        17,090
     Less: accumulated depreciation                     9,953         4,019
                                                   ----------     ---------
                                                       56,055        13,071

Other assets:
     Deposits                                           9,077             -
     Product design and video production,
       net of accumulated amortization
       of $39,915 and $4,994                          163,966        10,223
                                                   ----------     ---------
                                                      173,043        10,223
                                                   ----------     ---------
                                                   $  454,515     $ 188,214
                                                   ==========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 5)                        $   71,302             -
     Accounts payable                                 223,108     $ 108,072
     Notes payable - affiliate (Note 5)               435,038       149,840
     Accrued expenses - affiliates (Note 7)           468,683       181,135
     Accrued expenses                                  10,281             -
     Current portion of long-term debt (Note 6)        21,048        21,048
                                                   ----------     ---------
       Total current liabilities                    1,229,460       460,095

Note payable - affiliate (Note 5)                           -        12,965
Long-term debt (Note 6)                                47,380        63,166

Commitments and contingencies (Notes 7, 8 9 and 10)

Stockholders' equity: (Notes 2 and 3)
     Preferred stock, $1,000 par value,
       convertible, 300 shares authorized                   -             -
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       3,051,174 and 2,612,218 shares
       issued and outstanding                           3,051         2,612
     Paid in capital                                1,113,415       542,972
     Common stock subscriptions                       100,000             -
     Accumulated deficit                           (2,038,791)     (893,596)
                                                   ----------     ---------
                                                     (822,325)     (348,012)
                                                   ----------     ---------
                                                   $  454,515     $ 188,214
                                                   ==========     =========


See the accompanying notes to the financial statements.

                            Level Best Golf, Inc.
                           Statements of Operations
            For the Years Ended September 30, 1996, 1995 and 1994


                                              1996         1995        1994
                                           ----------- ------------ -----------
Revenue                                    $   495,681 $     98,474 $    22,339

Costs and expenses:
     Cost of sales                             198,396      149,263      15,791
     Common shares issued for services         111,950      664,726      21,500
     General and administrative              1,287,951      727,178     357,792
                                           ----------- ------------ -----------
                                             1,598,297    1,541,167     395,083

Net loss from operations                    (1,102,616)  (1,442,693)   (372,744)

Other income and (expense):
     Interest expense                           (7,087)     (10,175)          -
     Interest expense - related party          (35,492)     (20,314)    (12,382)
                                           ----------- ------------ -----------
     Net loss                              $(1,145,195) $(1,473,182)$  (385,126)
                                           ===========  =========== ===========

Per share information:

     Weighted average number of common
     shares outstanding                      2,698,060    1,991,640   1,624,703
                                           ===========  =========== ===========
     Net loss per share                    $      (.42) $      (.74)$      (.24)
                                           ===========  =========== ===========




See the accompanying notes to the financial statements.

                            Level Best Golf, Inc.
                      Statement of Stockholders' Equity
                 For the Three Years Ended September 30, 1996


                                                                             Paid in     Accumulated       Stock
                                    Common Stock        Preferred Stock      Capital       Deficit     Subscriptions
                                --------------------    ----------------   ----------    ----------    -------------
                                 Shares      Amount     Shares    Amount
                                -------      -------    ------    ------
Shares issued for cash to
     affiliates at $.003
     per share                  1,418,162   $  1,418       -     $   -     $    2,676      $      -      $     -
Shares issued for cash to
     affiliates at $.08
     per share                    129,900        130       -         -          9,871             -            -
Shares issued for cash at
     $.46 per share                97,338         98       -         -         44,901             -            -
Shares issued for cash at
     $.58 per share                43,300         43       -         -         24,957             -            -
Shares issued for services
     at $.50 per share             43,300         43       -         -         21,457             -            -
Contribution of officers
     salaries to capital                -          -       -         -        121,800             -            -
Net loss for the year                   -          -       -         -       (385,126)            -
                                ---------   --------     ---     -----     ----------     ---------      -------
Balance September 30, 1994      1,732,000      1,732       -         -        225,662      (385,126)           -
Shares issued for cash at
     $1.00 per share               51,000         51       -         -         51,949             -            -
Shares issued for the
     conversion of debt to
     affiliate at $1.00 per
     share                          9,000          9       -         -          8,991             -            -
Shares issued pursuant to
     a private placement at
     $1.50 per share              377,067        377       -         -        565,221             -            -
Cost of private placement               -          -       -         -         (8,422)            -            -
Shares issued for services and
     inventory at $1.50 per
     share                          8,334          8       -         -         12,492             -            -
Shares issued for services
     at $1.50 per share           275,000        275       -         -        412,225             -            -
Shares issued for services
     at $1.50 per share           159,817        160       -         -        239,566             -            -
Reclassification of
     S Corporation deficit to
     paid in capital                    -          -       -         -      (964,712)       964,712            -
Net loss for the year                   -                  -         -    (1,473,182)             -
                                ---------   --------     ---     -----     ---------      ---------      -------
Balance September 30, 1995      2,612,218      2,612       -         -       542,972       (893,596)           -

                            Level Best Golf, Inc.
                      Statement of Stockholders' Equity
                 For the Three Years Ended September 30, 1996




Shares issued for cash
     at $1,000 per share               -        -        300      300,000             -            -            -
Shares issued for services
     at $1.50 per share           70,668       71          -            -       105,929            -            -
Shares issued for services
     at $1.63 per share            1,000        1          -            -         1,629            -            -
Shares issued for services
     at $1.44 per share            3,000        3          -            -         4,317            -            -
Shares issued for inventory
     at $1.50 per share           14,288       14          -            -        21,418            -            -
Shares issued for inventory
     at $2.75 per share           30,000       30          -            -        82,470            -            -
Shares issued for cash
     at $2.75 per share           20,000       20          -            -        54,980            -            -
Common stock subscriptions
     at $2.75 per share                -        -          -            -             -            -      100,000
Conversion of preferred
     shares to common shares     300,000      300       (300)    (300,000)      299,700            -            -
Net loss for the year                  -                   -            -                 (1,145,195)           -
                               ---------  -------       ----    ---------    ----------  -----------    ---------
Balance September 30, 1996     3,051,174  $ 3,051          -    $       -    $1,113,415  $(2,038,791)   $ 100,000
                               =========  =======       ====    =========    ==========  ===========    =========








See the accompanying notes to the financial statements.

                            Level Best Golf, Inc.
                           Statements of Cash Flows
            For the Years Ended September 30, 1996, 1995 and 1994



                                                       1996            1995           1994
                                                   ------------    -----------     ----------
Cash Flows From Operating Activities:
     Net loss                                       $(1,145,195)   $(1,473,182)    $(385,126)
Adjustments to reconcile net loss to
     net cash (used in) operating activities:
     Amortization                                        34,721          3,084         1,910
     Depreciation                                         5,934          2,794         1,225
     Officers salary contributed to capital                   -              -       121,800
     Common stock issued for services and
     other non-cash items                               111,950        664,726        21,500
     (Increase) in receivables                          (12,936)          (202)            -
     (Increase) in prepaid expenses                      (9,000)             -             -
     (Increase) decrease in inventory                   104,233        (95,220)      (61,437)
     (Increase) decrease in other assets                 (9,077)         3,926        (3,926)
     Increase in due to affiliates                      287,548        178,940             -
     Increase in accounts payable and accruals          125,317         78,372        29,699
                                                      ---------    -----------     ---------
Total adjustments                                       638,690        836,420       110,771
Net cash provided by (used in)
     operations                                        (506,505)      (636,762)     (274,355)
                                                      ---------    -----------     ---------
Cash flows from investing activities:
     Acquisition of designs and video production       (188,464)             -       (15,217)
     Acquisition of property and equipment              (48,918)        (3,831)      (13,259)
                                                      ---------    -----------     ---------
Net cash provided by (used in)
     investing activities                              (237,382)        (3,831)      (28,476)
                                                      ---------    -----------     ---------
Cash Flows from financing activities:
     Increase (decrease) in due to affiliates                 -        (30,942)       42,137
     Increase (decrease) in notes payable -
     affiliates                                         272,233        (13,795)      176,600
     Proceeds from notes and long-term debt              71,302        100,000             -
     Repayment of long-term debt                        (15,786)       (15,786)            -
     Proceeds from the issuance of stock                455,000        609,177        84,094
                                                      ---------    -----------     ---------
Net cash provided by (used in)
     financing activities                               782,749        648,654       302,831
                                                      ---------    -----------     ---------
Net increase (decrease) in cash and
     cash equivalents                                    38,862          8,061             -
Beginning cash and cash equivalents                       8,061              -             -
                                                      ---------    -----------     ---------
Ending cash and cash equivalents                      $  46,923    $     8,061     $       -
                                                      =========    ===========     =========
Supplemental cash flow information:
     Cash paid for: Income taxes                      $       -    $         -     $       -
                    Interest                          $   7,087    $    28,735     $  12,382
Non-cash investing and financing activities:
     Conversion of note payable - affiliate to
     common stock                                     $       -    $     9,000     $       -
     Issuance of common stock for inventory           $ 103,932    $         -     $       -




See the accompanying notes to the financial statements.

                            Level Best Golf, Inc.
                        Notes to Financial Statements
                              September 30, 1996

Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on October 1, 1993, in the State of Florida. The Company is in the business of developing and marketing golf training aids and related products. The Company has chosen September 30, as a year end and prior to the current fiscal year had been in the development stage.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of work in process and finished goods.

Fixed assets: The company depreciates its office and production equipment utilizing the straight line method over periods of five to seven years.

Net loss per share: The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Product design and video production: The company amortizes its product designs and video production over a period of 3 years using the straight line method. Amortization charged to operations was $34,721, $3,084 and $1,910 during 1996, 1995 and 1994.

Cash and cash equivalents: Cash and cash equivalents consist of cash and other highly liquid debt instruments with original maturities of less than three months.

Revenue recognition: The company recognizes revenue from the sale of its products upon shipment.

Advertising costs: Advertising costs, except for costs associated with direct response advertising are charged to operations when incurred. The costs of direct response advertising will be capitalized and amortized over the period which future benefits are expected to be received if the Company has determined that there are historical patterns of the results of direct advertising upon which it can base its decision to capitalize these costs, otherwise these costs will be charged to expense as incurred. Costs associated with product endorsements are charged to expense when incurred. Advertising costs charged to operations were $167,783, $42,719 and $15,465 during 1996, 1995 and 1994.

Estimates: The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                            Level Best Golf, Inc.
                        Notes to Financial Statements
                                 (Continued)

During December, 1994 the Company began offering shares of its common stock at $1.50 per share pursuant to a private placement. Pursuant to this private placement the Company issued 377,067 shares of common stock for cash aggregating $565,598.

During November, 1994 the Company issued 51,000 shares of its common stock for cash aggregating $52,000.

During January, 1995 the Company entered into an agreement to acquire certain inventory and assume certain liabilities related to the operation of a golf school which had been formed in December, 1994. Pursuant to the agreement the Company agreed to pay the owner of the inventory cash aggregating $12,500 and to issue 8,334 shares of its common stock valued at $12,500 to him. During November, 1995 the Company rescinded the transaction. The operation of the golf school was not material to the Company's operations during the period which it was operated. The Company has accounted for its investment in the golf school as a temporary investment and has charged the acquisition costs aggregating $25,000 to operations during the year ended September 30, 1995.

During September, 1995 the Company issued 159,817 shares of its common stock to certain employees for salaries and consultants for services related to product development and marketing valued at $239,726.

During November, 1994 an affiliate of the Company converted a loan in the amount of $9,000 into 9,000 shares of the Company's $.001 par value common stock (see Note 7).

During October, 1995 the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 whereby it registered 275,000 Class A warrants, 275,000 Class B warrants and 2,066,967 shares of common stock (including the 550,000 shares of common stock underlying the Class A and Class B warrants).

During the year ended September 30, 1996 the Company issued 74,668 shares of its $.001 par value common stock for services valued at $111,950 ($1.44 to $1.63 per share).

During January, 1996 and September, 1996 the Company issued 44,288 shares of its $.001 par value common stock for inventory valued at $103,932 ($1.50 per share and $2.75 per share).

During September, 1996 the Company issued 20,000 shares of its $.001 par value common stock for cash aggregating $55,000 and accepted subscriptions for 36,364 shares of its $.001 par value common stock for cash aggregating $100,000.

                            Level Best Golf, Inc.
                        Notes to Financial Statements
                                 (Continued)

Fair value of financial instruments: The Company's short term financial instruments consist of cash and cash equivalents, receivables and accounts and notes payable. The carrying amounts of such financial instruments approximates fair market value because of the short term maturity of these instruments. The carrying amount of long term debt also approximates fair market value based upon the similarity of rates at which the Company could borrow funds with similar maturities.

Note 2. STOCKHOLDERS EQUITY

Common stock:

At inception, the Company issued 1,418,162 shares of its $.001 par value common stock to two of its officers and directors in exchange for cash of $4,094 and 129,900 shares of its $.001 common stock to an officer and director in exchange for cash of $10,000.

During the year ended September 30, 1994 the Company issued shares of its $.001 par value common stock to non-affiliates as follows:
     97,338 shares for cash of $45,000
     43,300 shares for cash of $25,000
     43,300 shares for services related to product development and marketing valued at $21,500

During October, 1994 the Company declared a 346.4 to 1 stock split. All shares included in these financial statements have been adjusted to reflect this split.

During October, 1994 the Company entered into a one year consulting agreement with an entity whereby the entity would provide to the Company financial consulting services. Pursuant to the agreement the entity agreed to assist the Company in preparing a private placement memorandum to obtain equity or debt financing in the amount of $525,000 and to assist the Company in completing the offering. In exchange for these services the Company agreed to pay $17,500 in cash and to issue 275,000 shares of its $.001 par value common stock valued at $412,500.

During October, 1994, the Company authorized the issuance of 275,000 each of A, B, and C stock purchase warrants exercisable as follows:

     $ 4.75 to exercise each A warrant for one share of Common Stock $ 7.50 to exercise each B warrant for one share of Common Stock $12.50 to exercise each C warrant for one share of Common Stock

The warrants are exercisable for a period of 48 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant.

                             Level Best Golf, Inc.
                         Notes to Financial Statements
                                  (Continued)

Preferred stock:

During October, 1995 the Company authorized the issuance of 300 shares of $1,000 par value preferred stock. The preferred stock is convertible into 1,000 shares of common stock for each preferred share at any time after 4 months from the date of issue at the option of the holder. The preferred stock shall not have any vote on matters submitted to shareholders and shall not be entitled to the payment of dividends and shall be deemed for the purpose of distribution of assets in liquidation to be converted into common stock as described above.

During the period from January to March, 1996 the Company issued 300 shares of its $.001 par value preferred stock for cash aggregating $300,000. Subsequently these preferred shares were converted into 300,000 shares of $.001 par value common stock.

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply.

Note 3. CONTRIBUTION TO PAID IN CAPITAL

During September, 1994, certain officers agreed to contribute $121,800 in unpaid salaries to the capital of the Company.

Note 4. INCOME TAXES

The Company had elected to be an "S" corporation under the provisions of the Internal Revenue Code and state statutes. Under these provisions, no income tax is normally incurred at the corporate level. Instead the shareholder includes his pro rata share of the corporation's income or loss on his personal tax returns. During March, 1995 the number of shareholders in the Company exceeded the maximum number of shareholders allowed for an "S" corporation and the election was terminated. In addition, the Company had used December 31, as its year end for income tax purposes. Effective April 1, 1995 the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Of the loss for the year ended September 30, 1995 approximately $893,596 will be available as an operating loss carryforward for the Company expiring during 2010, and the balance was allocated to the shareholders. The accumulated loss through the termination of the "S" election of $964,712 has been reclassified to paid in capital in the accompanying financial statements. In addition, the Company has a net operating loss carryforward for the year ended September 30, 1996 of approximately $1,145,195 expiring in 2011.

                            Level Best Golf, Inc.
                        Notes to Financial Statements
                                 (Continued)

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company is unable to predict future taxable income that would enable it to utilize the deferred tax asset and therefore the deferred tax asset related to its operating loss carryforward which expires in 2010 and 2011 is fully reserved.


Note 5. NOTES PAYABLE

Bank:

During August, 1996 the Company arranged for a $75,000 bank line of credit due on August 20, 1997 bearing interest at prime plus 2% (10.25% at September 30, 1996). At September 30, 1996 $71,302 was outstanding on the line and $3,698 remained unused.

Related parties:

During December, 1993 the Company borrowed $177,000 from an entity controlled by its two largest shareholders. During 1994 and 1995 $14,195 had been repaid. This note had a balance of $162,805 at September 30, 1995. During 1996 this entity advanced an additional $272,233 bringing the balance to $435,038 at September 30, 1996. The note bears interest at prime plus 1.5% (9.75% at September 30, 1996)and is due on demand.

Note 6. LONG-TERM DEBT

During October, 1994 the Company obtained a U.S. Small Business Administration loan in the amount of $100,000. This note is payable in installments of $1,754 plus interest at 11% per annum and is due on or before October 1, 1999. The balance of this note was $68,428 and $84,214 at September 30, 1996 and 1995.

 Maturity of long-term debt is as follows:

     Year ended September 30, 1997:      $21,048
                              1998:      $21,048
                              1999:      $26,332

                            Level Best Golf, Inc.
                        Notes to Financial Statements
                                 (Continued)

Note 7. RELATED PARTY TRANSACTIONS

During the year ended September 30, 1994 certain officers and directors of the Company and parties related to these individuals made advances to the Company aggregating $42,137. During the year ended September 30, 1995 $9,000 of this debt was converted into common stock (see Note 2) and $30,942 was repaid. In addition, the Company accrued $178,940 in unpaid salary due these individuals bringing the balance due to $181,145 at September 30, 1995. During 1996 the Company accrued an additional $287,548 in salary due to these individuals bringing the balance due to $468,683 at September 30, 1996.

Note 8. COMMITMENTS

In the normal course of its business operations the Company has entered into several license agreements whereby its acquires licenses to market certain products developed or owned by third parties. In exchange for these marketing rights the Company agrees to make certain royalty payments and guarantee certain minimum sales. In most cases should the minimum sales not be made and the corresponding minimum license fee not be paid the licenser has the right to cancel the agreement with no further payments due from the Company. In some cases the Company guarantees minimum license payments which are payable regardless of whether the Company makes sales of the licensed product or not.

Guaranteed minimum license payments are as follows:

     1997: $50,000  1998: $100,000  1999: $100,000 2000: $100,000

Note 9. OPERATING LEASES

During June, 1996 the Company entered into a lease for its office facilities expiring during June, 1999. The lease calls for monthly rental payments of $6,000 to be adjusted annually for increases in the Consumer Price Index. In addition the Company has the option to purchase the building for $600,000 adjusted for the increases in the Consumer Price Index described above.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year are as follows:

     Year ended September 30, 1997:   $ 72,000
                              1998:     72,000
                              1999:     54,000
                                      --------
                                      $198,000
                                      ========

Rent expense was $64,344, $18,181 and $8,922 for 1996, 1995 and 1994.

                            Level Best Golf, Inc.
                        Notes to Financial Statements
                                 (Continued)

Note 10. STOCK OPTIONS

At September 30, 1996 the Company has stock options outstanding as follows:


     Number of options   Exercise price   Expiration date
     -----------------   --------------   ---------------
         868,000              $2.25        June 3, 2001
         200,000              $3.00        July 1, 2001

Note 11. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred an operating losses during the years ended September 30, 1996, 1995 and 1994 aggregating $1,145,195, $1,473,182 and $385,126 and has negative working capital of $1,004,043 at September 30, 1996.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and its ability to successfully market its products.

In this regard the Company has undertaken the raising of additional equity capital (see Note 2). In addition, the Company is seeking to expand its customer base and attempting to lower its operating expenses. The Company's continued operations are dependent upon obtaining financing and its ability to market its products.

NOTE 12. SUBSEQUENT EVENT

During October and November 1996, the Company issued 134,182 shares of its $.001 par value common stock for cash aggregating $369,000. In addition, the Company issued the common shares which were included as stock subscriptions at September 30, 1996.

EXHIBIT INDEX

3. Articles of Incorporation, Amendments and ByLaws (Exhibit 3 as filed on the Company's Registration Statement on Form S-1, File Number 33-97770 is hereby incorporated by reference [the "Form S-1"])

4.1  Specimen Certificate for Class A Warrants

4.2  Specimen Certificate for Class B Warrants

10.1 License and Technical Assistance Agreement dated January 1, 1994, between the Company and Marshall Products, Inc. (Exhibit 10.1 to the Form S-1 is hereby incorporated by reference)

10.2 Agreement dated September 8, 1994, between the Company and the Booklegger,
     Inc. (Exhibit 10.2 to the Form S-1 is hereby incorporated by reference)

10.3 Personal Services Agreement dated October 1, 1994, between the Company and
     Wally Armstrong (Exhibit 99.1 to the Form S-1 is hereby incorporated by reference)

10.4 Real Property Lease dated June 28, 1996, between the Company and Douglas
     J. Ebbers and Laura G. Ebbers

10.5 Consulting Agreement dated October 24, 1994, between the Company and
     Pratt, Wylce and Lords, Ltd. (Exhibit 99.3 to the Form S-1 is hereby incorporated by reference)

10.6 Licensing Agreement dated September 5, 1996, between the Company and
     Innovative Products, Inc.

10.7 Agreement dated March 17, 1995, between the Company and Gator Golf
     Enterprises, Inc.

10.8 Licensing Agreement dated March 31, 1996, between the Company and
     Automated Golf Training Aids, Inc.

10.9 Marketing Agreement dated February 9, 1996, between the Company and Golf 21

10.10 Exclusive Marketing Agreement dated September 5, 1996, between the
      Company and Bill Coward and Nikki Coward.

27.   Financial Data Schedule (For SEC Use Only)