Form 10QSB
period 1996-12-31
LEVEL BEST GOLF INC /FL/
filed 1997-02-19
CIK 1001901

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:         December 31, 1996
                                          ---------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:
                                          ---------------------------------

         Commission file number:  33-97770
                                  --------


                              LEVEL BEST GOLF, INC.
        (Exact name of small business issuer as specified in its charter)


                                     FLORIDA
                          (State or other jurisdiction
                     of incorporation or other organization)

                                   59-3205644
                                (I.R.S. Employer
                             Identification Number)

               14561 58TH STREET NORTH, CLEARWATER, FLORIDA 34620
                         (Address of principal offices)

                                 (813) 535-7770
                           (Issuer's telephone number)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                                [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,252,542 shares of Common Stock, $.001 par value per share as of February 10, 1997.

         Transitional Small Business Disclosure Format (check one);

         [ ] Yes  [X] No

ITEM 1.  FINANCIAL STATEMENTS.

                              Level Best Golf, Inc.

                                 Balance Sheets

                           December 31, 1996 and 1995
                                   (Unaudited)


                                                                         1996               1995
                                                                         ----               ----
ASSETS

Current assets:
        Cash ....................................................     $        --      $     1,000
        Accounts receivable .....................................     $    60,105      $    32,151
        Prepaid expenses ........................................     $     9,000
        Inventory ...............................................     $   358,043      $   192,916

           Total current assets .................................     $   427,148      $   226,067

Property, plant and equipment, at cost:
        Office and production equipment .........................     $   104,020      $    44,547
        Less: accumulated depreciation ..........................     $    13,989               --
                                                                      $    90,031      $    44,547

Other assets:
       Deposits .................................................     $     9,161               --
       Product design and video production, net of
       accum. amortization of $53,641 ...........................     $   281,727               --

                                                                      $   808,067      $   270,614


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Notes payable .............................................     $    71,302      $        --
      Notes payable - affiliate .................................     $   571,915      $        --
      Accounts payable ..........................................     $   433,052      $   187,524
      Accrued expenses - affiliate ..............................     $   559,929      $   151,334
      Loans - other .............................................     $    75,000      $        --
      Accrued expenses ..........................................     $    11,047      $        --
      Current portion of long-term debt - related parties .......     $        --      $   156,391
      Current portion of long-term debt .........................     $    21,048      $    21,048

          Total current liabilities .............................     $ 1,743,293      $   516,297

Long-term debt ..................................................     $    47,380      $    57,903

Stockholder's equity:
      Preferred stock, $1000 par value, convertible,
          300 shares authorized                                                --               --
      Common stock, $.001 par value, 50,000,000 shares
          authorized, 3,246,042 and 2,612,218 shares
          issued and outstanding ................................     $     3,246      $     2,612
Paid in capital .................................................     $ 1,684,030      $   734,722
Common stock subscriptions ......................................     $   100,000      $        --
Accumulated deficit .............................................     $(2,769,882)     $(1,040,920)

Total stockholder's equity ......................................     $   982,606      $   303,586

Total liabilities and stockholder's equity ......................     $   808,067      $   270,614

                              Level Best Golf, Inc.

                            Statements of Operations

              For the three months ended December 31, 1996 and 1995
                                   (Unaudited)


                                                            1996            1995
                                                            ----            ----



Revenue ..........................................     $    70,200      $   128,302
                                                       -----------      -----------
Costs and expenses:
          Costs of sales .........................     $    19,587      $    29,768
          Common shares issued for service .......     $    92,043      $        --
          General and administrative .............     $   651,318      $   240,547
                                                       -----------      -----------
                                                       $   762,948      $   270,315

Net loss from operations .........................     $  (692,748)     $  (142,013)

Other income and (expense):
          Interest expense .......................     $    (7,089)     $    (5,311)
          Interest expense - related party .......     $   (31,254)     $        --
                                                       -----------      -----------
         Net loss ................................     $  (731,091)     $  (147,324)


Per share information:
         Net loss per share ......................          $(0.23)          $(0.06)

        Weighted average number of
        common shares outstanding ................       3,194,007        2,612,218

                              Level Best Golf, Inc.

                            Statements of Cash Flows

                For the Quarters Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                  1996           1995
                                                                  ----           ----

Cash flows from operating activities:
        Net loss ..........................................     $(731,091)     $(147,324)
Adjustments to reconcile net loss to net cash (used in )
     operating activities:
        Depreciation and amortization .....................     $  17,762      $  10,223
        Common stock issued for services and other non cash
          items ...........................................     $  92,043      $      --
        (Increase) in receivables .........................     $ (46,967)     $ (32,433)
        (Increase) decrease in inventory ..................     $(201,687)     $ (36,259)
        (Increase) decrease in other assets ...............     $     (84)     $      --
        Increase in accounts payable and accruals .........     $ 210,710      $ 109,253

Total adjustments .........................................     $  71,777      $      --

Net cash provided by (used in) operations .................     $(659,314)     $ (96,540)

Cash flows from investing activities:
        Acquisition of designs and video production .......     $(117,761)     $      --
        Acquisition of property and equipment .............     $ (33,976)     $ (21,248)

Net cash provided by (used in) investing activities .......     $(151,737)     $ (21,248)

Cash flows from financing activities:
        Increase (decrease) in due to affiliates ..........     $      --      $ (27,596)
        Increase (decrease) in notes payable-affiliates ...     $      --      $  (6,414)
        Proceeds from notes and long-term debt ............     $  75,000      $      --
        Repayment of long-term debt .......................     $      --      $  (5,263)
        Proceeds from the issuance of stock ...............     $ 689,128      $ 150,000

Net cash provided by (used in) financing activities .......     $ 764,128      $ 110,727

Net increase (decrease) in cash and cash equivalents ......     $ (46,923)     $  (7,061)
Beginning cash and cash equivalents .......................     $  46,923      $   8,061

Ending cash and cash equivalents ..........................     $       0      $   1,000


                              LEVEL BEST GOLF, INC.

                    Notes to Financial Statements (Unaudited)


         In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the balance sheets of Level Best Golf, Inc. (the "Company") as of December 31, 1996 and 1995, and the results of its operations for the three months ended December 31, 1996 and 1995, and the results of its cash flows for the three months ended December 31, 1996 and 1995, in accordance with generally accepted accounting principals. The results for interim periods are not necessarily indicative of results for a full year.

         These interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's financial statements which are included in the Company's 1996 Form 10-KSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Except for the historical information contained herein, the matters discussed in this item are forward-looking statements involving risks and uncertainties which may cause actual results to materially differ. Those risks and uncertainties include, but are not limited to, economic, competitive, industry and market factors affecting the Company's operations, markets, products and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         Results of Operation For the Quarters Ended December 31, 1996 and 1995.

         The Company experienced a net operating loss of ($731,091) for the quarter ended December 31, 1996 compared to ($147,324) for the quarter ended December 31, 1995. Net sales and cost of sales for the quarter ended December 31, 1996 were $70,200 and $19,587, respectively, as compared to net sales of $128,302 and cost of sales of $29,768 for the quarter ended December 31, 1995.

         During the quarter, the Company emphasized expansion of its product line to 14 from 6 products and continuing development of its retail distribution channels. Several presentations were made to top sporting goods chains and other retailers with significant commitments from Service Merchandise, The Sports Authority and Champs. Orders from these retailers are anticipated during the first quarter of calendar 1997. Interest in the Angleiron is particularly high. The Company introduced its complete product line at the PGA show in Orlando in January, 1997 and will present its product line at the Supershow in Atlanta in February, 1997.

         Selling, general and administrative expenses for the quarter ended December 31, 1996 were $651,318 as compared to selling, general and administrative expenses of $240,547 for the same period in 1995. The increase over last year of $410,771 resulted primarily from monies expended in preparation of the launch of the Company's product line. Some of the categories these monies were for included advertising, sales promotion, public relations, trade shows, sales related travel, point of purchase material, infomercial related consulting and professional endorsements. Additionally, $82,115 for accrued Officers salaries was included in selling, general and administrative expense. Stock issued for services for endorsements, consulting and compensation totalled $92,043 for the quarter ended December 31, 1996. Stock was not issued for services during the quarter ended December 31, 1995.

         Net cash used in operations was $659,314 for the quarter ended December 31, 1996 as compared to $96,540 for the same period in 1995. Notes payable to affiliates increased by $136,877 and accrued Officers' salaries increased by $91,246 for the quarter ended December 31, 1996. Proceeds from the issuance of common stock were $461,005 for the quarter ended December 31, 1996 as compared to $150,000 for the quarter ended December 31, 1995. Included in the common stock proceeds for the quarter ended December 31, 1996 was the conversion of the note payable to affiliates (including interest of $32,404) for $571,915 and the conversion of accrued officers' salaries (including interest of $21,871) for $559,929 to stockholders' equity.

         Trends and Uncertainties

         The Company is focusing its efforts on the retail market development of its products through presentations to major sporting goods chains and other retailers, tradeshows, and infomercials beginning in the second quarter of 1997. The Company seeks to maintain low operating costs and continues to source high quality low cost manufacturers for its products. However, increased marketing expenses will probably occur in future periods as the Company continues to increase its market penetration and operating revenues.

         The sale of the Company's products are seasonal with Father's Day and the Christmas season being two strong buying periods. Additionally, the spring season produces strong orders well into the summer months. Major retailers such as Service Merchandise and The Sports Authority have expressed an interest in carrying several of the Company's products in their stores. The continuation of obtaining additional types of new business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

         Inasmuch as a major portion of the Company's activities is in the development and marketing of golf training aids, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

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

         Liquidity and Capital Resources

         The Company was in the developmental stage through the fiscal years ended September 30, 1995. The Company will begin airing infomercials in the first half of calendar 1997. The infomercials will emphasize the Company's premier products, ANGLEIRON(TM) and SCRATCH SCORE GOLF, and provide brand identification for the "Level Best Golf" product line.

         In June 1996, the Company entered into a 3-year lease for its current facility at a monthly rental rate of $6,000. Other than this lease, the Company has no material commitments for capital expenditures. The Company has an option to buy its current facility at a price of $600,000. The Company intends to purchase its new facility when it can obtain acceptable mortgage financing for not less than 80% of the purchase price. The Company may elect to pay all or part of the purchase price with proceeds realized, if any, from the sale of Common Stock pursuant to exercise of outstanding Warrants, although there is no assurance that sufficient proceeds will be received from such exercise for such purposes.

         The Company has incurred an operating loss of $731,091 for the quarter ended December 31, 1996 and has incurred operating losses of $1,145,195, $1,473,182, and $385,126, respectively, for the fiscal years ended 1996, 1995 and 1994. Through the first three months of fiscal 1997, the Company has not generated positive cash flow from operations.

         At December 31, 1996, the Company had negative working capital of $1,004,043. The Company's independent auditors had qualified their opinion of the Company's financial statements for the fiscal year ended September 30, 1996, to the effect that there is substantial doubt about the ability of the Company to continue as a going concern.

         The Company believes it will have a positive cash flow from operations during fiscal year 1997, although there is no assurance that it will occur. The Company is planning to seek additional capital through equity financing, but there is no assurance that such financing will be available on terms acceptable to the Company or at all.

                                     PART II


ITEM 2.  CHANGES IN SECURITIES.

         c) During October through December 1996, the Company issued a total of 191,568 shares of its common stock and obtained a loan from private parties without registering them pursuant to the Securities Act of 1933, as amended (the "Securities Act"). The Company issued 170,546 of such shares in connection with a loan to the Company in the aggregate original principal amount of $469,000 from a total of six persons; the Company obtained the loan and issued the shares both in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. The Company also issued 17,022 shares to four persons as compensation; 2,000 shares (1,000 shares each) to two new advisory board members; and 2,000 shares to the Company's Chief Financial Officer as a signing bonus. In each of those four instances, the Company also relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits.

                  Please see the Exhibit Index on Page _____.

EXHIBIT                                                                     SEQUENTIALLY
NUMBER                     EXHIBIT                                         NUMBERED PAGE


10.11   Licensing Agreement dated January 25, 1997, between the
                 Company and Plane Sight, Inc.

10.12   Endorsement Agreement dated December 19, 1996, between the
                 Company and Butch Harmon

10.13   Endorsement Agreement dated December 19, 1996, between the
                 Company and Andy North

27      Financial Data Schedule (For SEC Use Only)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEVEL BEST GOLF, INC.




Date:  February 13, 1997               By: /s/ Curt Rodgers
                                          -------------------------------------
                                          Curt Rodgers, Chief Financial Officer