Form 10QSB
period 1997-03-31
LEVEL BEST GOLF INC /FL/
filed 1997-05-20
CIK 1001901

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 1997
                                       ------------------------------------


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the transition period from:
                                       ------------------------------------
        Commission file number:  33-97770
                               --------------------------------------------



                             LEVEL BEST GOLF, INC.
       (Exact name of small business issuer as specified in its charter)



                FLORIDA                                59-3205644
     (State or other jurisdiction                   (I.R.S. Employer
of incorporation or other organization)            Identification Number)

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

                                                                     X Yes    No
                                                                    ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,690,562 shares of Common Stock, $.001 par value per share, as of May 19, 1997.

     Transitional Small Business Disclosure Format (check one);


       Yes  X No
    ---    ---

                       PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                            Level Best Golf, Inc.

                               Balance Sheets

                           March 31, 1997 and 1996

                                  (UNAUDITED)

                                                                            1997            1996
                                                                            ----            ----
ASSETS

Current assets:
        Cash                                                         $         0     $     1,126
        Accounts receivable                                          $    41,452     $    33,586
        Prepaid expenses                                             $     9,000
        Inventory                                                    $   787,231     $   254,204

           Total current assets                                      $   837,683     $   288,916

Property, plant and equipment, at cost:
        Office and production equipment                              $   113,459     $    35,539
        Less: accumulated depreciation                               $    14,449
                                                                     $    99,010     $    35,539

Other assets:
       Intangible assets, net                                        $     6,466     $    10,229
       Deposits                                                      $    15,161
       Product design and video production, net of
       accum. amortization of $61,158                                $   525,366

                                                                     $   546,993     $    10,229

                                                                     $ 1,483,686     $   334,684

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Notes payable                                                  $    88,497
      Accounts payable                                               $ 1,089,474     $   129,049
      Accrued expenses-affiliate                                     $        $0     $   116,405
      Loans - other                                                  $   391,762
      Accrued expenses                                               $     7,880
      Current portion of long-term debt - related parties                            $   255,241
      Current portion of long-term debt                              $    21,048     $    21,048

          Total current liabilities                                  $ 1,598,661     $   521,743

Long-term debt                                                       $    47,380     $    52,643

Stockholder's equity:
        Preferred stock, $1000 par value, convertible,
           300 shares authorized and outstanding                                     $   300,000
           Common stock$.001 par value, 50,000,000 shares
           authorized 3,690,562 and 2,266,210 shares issued and
           outstanding                                                     3,691     $     2,666
Paid in capital                                                      $ 3,026,961     $   623,801
Common stock subscriptions
Accumulated deficit                                                  $(3,193,007)    $(1,166,169)
                                                                     $  (162,355)    $  (239,702)


Total liabilities and stockholder's equity                           $ 1,483,686     $   334,684


See notes to unaudited condensed financial statements.

                            Level Best Golf, Inc.

                          Statements of Operations

       For the three months and six months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                             Three months  ended March 31              Six months  ended March 31
                                                                1997                  1996                   1997           1996
                                                                ----                  ----                   ----           ----
Revenue                                                   $    4,488            $   38,805            $    74,688       $  167,107

Costs and expenses:
         Costs of sales                                   $    2,763            $   30,632            $    40,350       $   60,400
         Common shares issued for service                 $   55,000            $        0            $    92,043       $        0
         Selling, general and administrative              $  366,899            $  131,690            $ 1,055,217       $  372,237
                                                          $  424,662            $  162,322            $ 1,187,610       $  432,637

Net loss from operations                                  $ (420,174)           $ (123,517)           $(1,112,922)      $ (265,530)

Other income and (expense):
         Interest expense                                 $   (2,951)           $   (1,732)           $   (10,040)      $   (7,043)
         Interest expense - related party                 $        0            $        --           $   (31,254)      $

         Net loss                                         $ (423,125)           $ (125,249)           $(1,154,216)      $ (272,573)

         Net loss per share                               $    (0.12)           $    (0.05)           $     (0.33)      $    (0.10)

Per share information:

         Weighted average number of
         common shares outstanding                         3,465,045             2,336,690              3,496,726        2,640,280



See notes to unaudited condensed
      financial statements.

                             Level Best Golf, Inc.

                            Statements of Cash Flows

                For the six months ended March 31, 1997 and 1996
                                  (Unaudited)



                                                                      1997             1996
                                                                      ----             ----
Cash flows from operating activities:
            Net loss                                              $(1,154,216)        $(272,573)
Adjustments to reconcile net loss to net cash provided
           by (used in) operating activities:
               Depreciation and amortization                      $    25,739         $   2,420
               Common stock issued for services and other
                     non cash items                               $   219,918
               (Increase) in receivables                          $   (28,314)        $ (34,441)
               (Increase) decrease in inventory                   $  (630,875)        $ (11,411)
               (Increase) decrease in other assets                $    (6,084)
               Increase in accounts payable and accruals          $   863,965         $  14,355
Total adjustments                                                 $   444,349         $ (29,277)

Net cash provided by (used in) operations                         $  (709,867)        $(301,650)

Cash flows from investing activities:
               Acquisition of designs and video production        $  (389,110)
               Acquisition of property and equipment              $   (47,451)        $ (22,469)

Nest cash provided by (used in ) investing activities             $  (436,561)        $ (22,469)

Cash flows from financing activities:
               Increase (decrease) in notes payable-affiliates    $         0         $  27,706
               Proceeds from notes and long term debt             $   391,762         $ (10,522)
               Repayment of long-term debt                        $    17,194
               Proceeds from the issuance of stock                $   690,549         $ 300,000

Net cash provided by (used in ) financing activities              $ 1,099,505         $ 317,184

Net increase (decrease) in cash and cash equivalents              $   (46,923)        $  (6,935)
Beginning cash and cash equivalents                               $    46,923         $   8,061

Ending cash and cash equivalents                                  $         0         $   1,126

Supplemental cash flow information:
Non-cash investing and financing activities:
  Conversion of notes payable-affiliates
    to common stock                                               $   903,721         $       0


See notes to unaudited condensed financial statements.

                            LEVEL BEST GOLF, INC.

              Notes to the Financial Statements  ( Unaudited )


        In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the balance sheets of Level Best Golf, Inc. (the "Company") as of March 31, 1997 and 1996 and the results of its operations for the three months and the six months ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

        These interim financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's financial statements which are included in the Company's 1996 Form 10-KSB.

        Notes payable to affiliate decreased by $924,331 due to exchange of the debt for 375,745 shares of Common Stock. The price and the number of shares exchanged for the debt was determined by the average of the bid and ask price for the stock as of the date of the exchange. The accrued expenses to Affiliates decreased by $468,683 due to the contribution to paid-in capital of the accrued expenses due to officers/shareholders of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

           RESULTS OF OPERATION FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

        The Company experienced a net operating loss of ($423,125) and ($1,154,216) for the quarter ended and the six months ended March 31,1997 compared to ($125,249) and ($ 272,573) for the quarter ended and six months ended March 31, 1996. Net sales and cost of sales for the quarter ended and the six months ended March 31, 1997 were $4,488 and $2,763 and $74,688 and $40,350, respectively, as compared to net sales and cost of sales of $38,805 and $30,632, and $167,107 and $60,400 for the quarter and six months ended March 31, 1996.

        During the quarter the company begin building inventory and securing orders for its products from top retail and sporting goods chains. Additionally, the company completed the production of the ANGLEIRON(TM) and SCRATCH SCORE GOLF infomercials that will be aired during the second quarter of 1997.

        Selling, general and administrative expenses for the quarter and the six months ended March 31, 1997 were $366,899 and $1,055,217, respectfully, as compared to $131,690 and $372,237 for the same periods in 1996. The increase of $682,980 over the same six month period last year resulted from monies expended to launch the Company's product line into retail and prepare for the release of the infomercials during the next quarter. Additionally, cost increases resulted from seeking capital. Some of the categories these monies were expended for included advertising, sales promotion, consulting, and public relations. Stock issued for services during the three months ended March 31, 1997 was $55,000.00 for advertising and consulting.

        Net cash used in operations was $709,867 for the six months ended March 31, 1997 as compared to $301,650 for the six months ended March 31, 1996. Acquisition of assets increased by $436,561 resulting from the development of the infomercials for the ANGLEIRON(TM) and SCRATCH SCORE GOLF. Notes payable to affiliate decreased by $435,038 and accrued expenses affiliates decreased by $468,683 reflecting the conversion of the affiliate debt to equity.



        TRENDS AND UNCERTAINTIES

        The Company continues to focus its efforts on the retail market development of its products through presentations to major sporting goods chains and other retailers and tradeshows. In May, 1997 the Company begins airing infomercials for its ANGLEIRON(TM) and SCRATCH SCORE GOLF products.

        Seasonal fluctuations affect the sales of the Company's products with Father's day and the Christmas season being two strong buying periods. Also, the spring season produces strong orders well into the summer months. Major retailers such as Service Merchandise, The Sports Authority and Jumbo Sports have placed orders for the Company's products. The continuation of obtaining additional types of new business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

        Inasmuch as a major portion of the Company's activities is in the development and marketing of golf training aids, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.


        Liquidity and Capital Resources

        The Company was in the developmental stage through the fiscal year ended September 30, 1995. The Company will begin airing infomercials during May, 1997. The infomercials will emphasize the Company's premier products, the ANGLEIRON (TM) and SCRATCH SCORE GOLF, and provide brand identity for the complete "Level Best Golf" product line.

        In June, 1996 the Company entered into a 3-year lease for its current facility at a monthly rental rate of $6,000. Other than this lease, the Company has no material commitments for capital expenditures. The Company has an option to buy its current facility at a price of $600,000. The Company intends to purchase its new facility when it can obtain acceptable mortgage financing for not less than 80% of the purchase price. The Company may elect to pay all or part of the purchase price with the proceeds realized, if any, from the sale of Common Stock pursuant to the exercise of outstanding Warrants, although there is no assurance that sufficient proceeds will be received from such exercise for such purposes.

        The Company has incurred an operating loss of $1,154,216 for the six months ended March 31, 1997 and has incurred operating losses of $1,145,195, $1,473,182, and $385,126, respectively, for the fiscal years ended 1996, 1995 and 1994. Through the first six months of fiscal 1997, the Company has not generated positive cash flow from operations.

        At March 31, 1997 the Company had a negative working capital of $760,978. The Company's independent auditors have qualified their opinion of the Company's financial statements for the fiscal year ended September 30, 1996, to the effect that there is substantial doubt about the ability of the Company to continue as a going concern.


                                  PART II

ITEM  2.          CHANGES IN SECURITIES

        During January through March, 1997 the Company issued a total of 444,520 shares of its Common Stock without registering them pursuant to the Securities Act of 1933, as amended (the "Securities Act"). The Company issued:

375,745 shares to retire affiliate debt of $924,331; 44,500 shares for services; 2,000 shares to two new board members and sold 22,275 shares for cash at $2.75 per share. The Company issued the shares in reliance upon the exemption from registration contained in section 4(2) of the Securities Act.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LEVEL BEST GOLF, INC.



Date:  May 19, 1997         By:  /s/ Curt Rodgers
                              -----------------------------------------
                                  Curt Rodgers, Chief Financial Officer