Form 10KSB40/A
period 1996-09-30
LEVEL BEST GOLF INC /FL/
filed 1997-06-06
CIK 1001901

                                  FORM 10-KSB/A

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

                          Commission File No. 33-97770

                              LEVEL BEST GOLF, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                       59-3205644
    -------------------------------                     -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

         14561  58th St. North
          Clearwater, Florida                                         34620
  ----------------------------------------                          ----------
  (Address of principal executive offices)                          (Zip Code)

                                  (813) 535-7770
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Securities Exchange
Act of 1934:

                                                        Name of Each Exchange
    Title of Each Class                                  on Which Registered
    -------------------                                 ---------------------
           None                                                 None

Securities registered under Section 12(g) of the Securities Exchange
Act of 1934:

                                      None
                                ----------------
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

                                    FORM 10-K

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ----------------

                          Commission File No. 33-97770

                              LEVEL BEST GOLF, INC.
        (Exact name of small business issuer as specified in its charter)

              Florida                                          59-3205644
    -------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

             14561  58th St. North
              Clearwater, Florida                                 34620
     ----------------------------------------                   ----------
     (Address of principal executive offices)                   (Zip Code)

                                  (813)535-7770
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Securities Exchange
Act of 1934:

                                                       Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               ---------------------
           None                                                 None

Securities registered under Section 12(g) of the Securities Exchange
Act of 1934:

                                      None
                                ----------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $495,681

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS
    -----------------------------------------------------------------------


         The Company has not sent an annual report or proxy material to its security holders. If an annual report or proxy material is furnished to the Company's security holders subsequent to the filing of this Form 10-KSB, the Company shall furnish copies of such material to the Securities and Exchange Commission when such material is sent to the Company's security holders.

                              LEVEL BEST GOLF, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I                                          Page
                                     ------                                          ----
Item 1.           Business

Item 2.           Properties

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security-Holders


                                     PART II
                                     -------

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

Item 6.           Selected Financial Data

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation

Item 8.           Financial Statements and Supplementary Data

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure


                                     PART III
                                     --------

Item 10.          Directors and Executive Officers of the Registrant

Item 11.          Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K



                                     PART I


ITEM 1.  BUSINESS.

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

PRODUCTS.

         The Company's flagship product is MAXIMIZING YOUR GAME(TM). The product consists of three, 2-hour videos which address almost every facet of the game. It also comes with 5 training aids designed to work in conjunction with the practice drills demonstrated on the videos. Tape 1 - "The Clinic: The Full Fall Swing" - gives easy-to-follow instructions which help the golfer feel the correct swing motion for driver, fairway woods and long irons. Tape 2 - "The
Clinic: The Short Game: Error Corrections and Misconceptions" - shows proper techniques for chipping, pitching, sand shots and putting. Tape 2 also demonstrates correction for hooks, slices and other problem shots. Tape 3 - "Playing the Course" - shows golfers how to not get bogged down with too many swing mechanics and also how to manage the golf game on the course. Included is a 20-minute segment with noted sports psychologist, Dr. David Cook. Throughout the videos, there are training aids to convey easy-to-understand practice drills from which to build a solid golf swing.

         MAXIMIZING YOUR GAME(TM) was first made available for general retail during the fourth quarter of 1996. During the second quarter of 1997 the Company will re-introduce the product as SCRATCH SCORE GOLF(TM) at a reduced price of $59.95 (down from $79.95) via an infomercial featuring Mr. Wally Armstrong, a PGA member since 1974, and testimonials and will simultaneously offer the product in the retail market at prices ranging between $39.95 and $49.95. The Company did not participate in any way with the initial introduction of this product by Mr. Armstrong. American Telecast and Mr. Armstrong initially introduced the product in 1992 and the infomercial ran in 1993. This was done as "Wally Armstrong Golf, Inc." which sold over 100,000 units at $149.95 per unit.

         The Company acquired exclusive marketing rights to the MAXIMIZING YOUR GAME(TM) system for a term of 18 months commencing on March 15, 1995. It continues thereafter on a year-to-year basis if annual payments of at least $20,000 are made to Gator Golf

Enterprises, Inc. ("Gator Golf"), a company controlled by Mr. Armstrong. The Company pays 10% of the gross collected revenue on MAXIMIZING YOUR GAME(TM) to Gator Golf. Gator Golf may terminate the Agreement upon written notice if timely payments are not made by the Company or in the event the Company declares bankruptcy or is insolvent. The Company would have ten days to cure any default. As of the end of the Company's fiscal year, the Company owed Gator Golf royalty payments in the amount of $34,751 but had not tendered any royalty payments to Gator Golf and Gator Golf had not delivered a demand notice for such payments. In the event that Gator Golf delivers notice to the Company demanding payment of outstanding royalties, the Company intends to pay such royalties within the 10-day cure period. There can be no assurance that Gator Golf will not, in the future, demand payment of outstanding royalties or that the Company will be able to cure within 10 days of such notice.

         From MAXIMIZING YOUR GAME(TM) the Company developed three individual instructional videos, each one packaged with a training aid. THE TEMPO BALL focuses on the swing lesson, THE RULER focuses on alignments and the short game, and THE HANGER focuses on the power lesson.

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

         PUTT PERFECTOR - The PUTT PERFECTOR is a patented training aid designed to help golfers of any skill level develop a pendulum putting stroke. The PUTT PERFECTOR is a small plastic component. It attaches to the shaft of a putter just above the head and has a small vial which assures that the PUTT PERFECTOR is squared to the club face of the putter in one plane, and is level with the horizon when the golfer addresses the ball. Inside the body of the PUTT PERFECTOR, a small white ball sits on the front end of the PUTT PERFECTOR when the golfer is addressing a putt. When the golfer makes a putting stroke, the white ball travels toward the rear of the PUTT PERFECTOR and lands in one of three pockets (similar to a pool table pocket and ball). The center pocket is located directly behind the point from which the small white ball sits prior to making the stroke. If a proper straight back and straight through (pendulum stroke) to the target stroke is made, the white ball will go into this pocket which is centered between two other pockets. If the white ball travels into either of the other pockets, it would indicate the putter stroke was incorrect by taking the putter path inside or outside of the desired center line path and would indicate that correction is needed. The 30 minute instructional video shows golfers how to attach and use the PUTT PERFECTOR and also shows how to make proper strokes and correct faults in improper strokes.

         The PUTT PERFECTOR is currently retailing at $24.95, plus $3.95 shipping and handling. The Company introduced this product in sporting goods stores as well as in green grass pro shops and concrete golf shops nationwide in the first quarter of 1995 following the introduction of the LEVEL BEST GOLF SYSTEM. The product will be re-introduced as the ONE PUTT PERFECTOR in either the first or second quarter of 1997, at a retail price point of $19.95.

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

         The Company has an exclusive marketing agreement with Marshall Products, Inc. ("Marshall Products"), for the LEVEL BEST GOLF SYSTEM, the PUTT PERFECTOR and other golf related products currently under review and development by Mr. Marshall, its principal. As of the end of its 1996 fiscal year, the Company intends to continue to market only the PUTT PERFECTOR. The agreement is for a term of five years from the effective date of January 1, 1994, with an option to renew the agreement for an additional five years. The Company pays a royalty of 7.5% of net sales. In the event that net sales of units shall not exceed in the aggregate, for a period of four years, 60,000 units, Marshall Products, shall have the right to give the Company 30 days notice of the termination of the exclusive character of the agreement, unless the Company can show, to the satisfaction of Marshall Products, that its failure was attributable to facts beyond its control, such as market conditions, failure of supply of needed raw materials, strike, etc. Marshall Products, may terminate the Agreement upon written notice if timely payments of royalties are not made by the Company or in the event the Company declares bankruptcy or is insolvent. The Company would have 90 days to cure any default.

         Mr. Marshall individually holds the patents relating to these products. The patent for the PUTT PERFECTOR expires in May 2010. As a result, Mr. Marshall could, in the future, limit the Company's use of the products. However, Marshall Products is controlled by Mr. and Mrs. Marshall and the Company does not foresee any limitations or possible breach of contract by Marshall Products.

         The Company also has an exclusive marketing agreement with Automated Golf Training Aids, Inc., for the ANGLEIRON(TM). The agreement is for a term of five years that began March 31, 1996. The Company pays a royalty of 8% of ANGLEIRON(TM) net sales. The Company must make minimum royalty payments of $50,000 at the end of the calendar year and of $100,000 for each of 1998 through 2000.

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

MARKET.

         The total U.S. golf market is estimated at 25 million golfers according to the National Golf Foundation. The Japanese market provides an additional 17 million golfers using courses and another 20 million on off-course venues, according to Golf Data International.

         The National Golf Foundation recently released a new NFG study stating consumer spending on golf equipment and related merchandise in the U.S. now totals $6.2 billion a year, with golfers accounting for $5.0 billion of this total and non-golfers $1.2 billion.

         This report also shows baby boomers and women are playing the sport in record numbers. Both groups spend significantly on leisure activities. With golf instruction being one of the fastest growing segments of the golf industry, the Company's product line should appeal to a wide range of golfers.

MARKETING STRATEGY.

         The Company's marketing strategy employs a products tier approach consisting of primary infomercial products, secondary infomercial products, mid-range price point products and promotional price point products. Furthermore, the Company has identified three product classifications consisting of learning/teaching, performance improvement and accessories.

         Primary infomercials will be produced by the Company and run on cable and television. A primary infomercial is one in which a new product is being introduced to the public and has neither been available at retail nor on infomercial prior to airing of the primary infomercial The products will range in retail price points from $69.95 to $149.95. The ANGLEIRON(TM) is the Company's first primary infomercial and is expected to be completed in the second quarter of 1997.

         Secondary infomercials will be a "second" generation of a primary infomercial running at a reduced retail price point. These infomercials re-introduce products that have previously been introduced to the public at retail and will run in conjunction with retail placement at price points from $59.95 to $99.95. MAXIMIZING YOUR GAME(TM) is the Company's first secondary infomercial and is expected to be completed in the second quarter of 1997.

         Mid-range price products will be non-infomercial products (with exceptions) with price points between $39.95 and $59.95, and are expected to be the items most likely to appeal to large specialty and significant sporting goods departments in general retail and catalog. MAXIMIZING YOUR GAME(TM) will be an example of a mid-range price product when it is re-introduced to the retail market after the secondary infomercial stops airing.

         Promotional price point products will be non-infomercial products (with exceptions) with price points between $14.95 and $29.95, and an objective of reaching mass market appeal. A retailer would purchase these products for resale during seasonal periods. Examples of promotional price point products would be the PUTT PERFECTOR, MAXIMIZING YOUR GAME(TM) promotional series, GOLF 21, BALL BUTLER, PERFORMANCE PACK, CLUBS HOUSE, GOLFERS FIRST AID CADDY and PUTTING LINK. The Company has received initial orders on a variety of these products which are currently available in several retail outlets.

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

         OVERSEAS SALES. The Company is working with SNUGZ USA, Inc., to distribute the Company's products in Japan, beginning with MAXIMIZING YOUR GAME(TM). However, no agreement has yet been reached between the Company and SNUGZ USA, Inc., and there is no assurance that one will be reached. Any such agreement should require no outlay of cash on the part of the Company as the distributor will be responsible for the marketing expense associated with this project.

         NATIONAL INFOMERCIAL. The Company authorized its Canadian distributor to produce a thirty minute infomercial featuring MAXIMIZING YOUR GAME(TM). The infomercial has aired on both U.S. and Canadian television nationally since February 1996. This infomercial features PGA teacher Wally Armstrong, PGA tour member Andy Bean, who has won 11 times on tour, and actor McLean Stevenson.

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

MANUFACTURING AND ASSEMBLY.

         The Company outsources all component manufacturing to proven reliable sources and also has alternate sources available at similar costs for all components of the LEVEL BEST GOLF SYSTEM. All components except for curved glass vials and custom molded plastic bodies are readily available from a number of suppliers. Winders Products Company, Port Austin, Michigan, is the current source for glass curved vials. The Company's alternate source for glass curved vials is W. A. Moyer and Sons, Emporia, Kansas. The plastic molded bodies are currently being provided by Dickson Tool and Mold, Inc., Brooksville, Florida. The Company owns all tooling used in this process. Because there are several alternate sources available to the Company for its component manufacturing requirements, the Company believes that the termination of any agreements with its current suppliers would not have a material adverse effect on the Company.

         UPARC, Inc., St. Petersburg, Florida, does the final assembly of some components with quality surveillance being conducted by the Company's personnel. The Company also has in-house capability to support near-term requirements.

COMPETITION.

         The Company's current and future products compete in the recreation, fitness, and sports training markets, which are highly competitive. Increased competition generally, and the introduction or promotion of competing products specifically, could adversely affect the Company's sales and profitability by exerting pressure to reduce pricing and thereby gross margin, reducing market share and creating other obstacles. In the golf industry, as distributor's ability to compete is dependent in part upon its ability to satisfy various subjective preferences of golfers, including the look and "feel" of a golf product and the level of acceptance that the product has achieved among professional and other golfers. The subjective preferences of purchasers of golf training products may be subject to rapid and unanticipated changes.

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


ITEM 2.  PROPERTIES.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

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

         At December 24, 1996, there were approximately 1,068 holders of record of the Common Stock.

         The Company has not declared cash dividends to any class of shareholders as of the date of this filing, and have no plans to do so in the immediate future.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data of the Company for the period October 1, 1993 (inception) through September 30, 1994, the years ended September 30, 1995 and 1996, and as of September 30, 1995 and 1996, are derived from the Company's financial statements and have been audited by Winter, Scheifley & Associates, P.C., independent certified public accountants. This financial data should be read in conjunction with the Financial Statements and the Notes thereto, and the other financial information appearing elsewhere in this report.

                                        OCTOBER 1, 1993
                                           (INCEPTION)
         STATEMENT OF                        THROUGH                   YEAR ENDED
       OPERATIONS DATA:                   SEPTEMBER 30,              SEPTEMBER 30,
       ----------------                 ----------------         ----------------------
                                              1994               1995              1996
                                              ----               ----              ----

Revenue                                   $    22,339       $    98,474       $   495,681

Costs and expenses:
   Cost of sales                               15,791           149,263           198,396
   Common shares issued
     for services                              21,500           664,726           111,950
   General and
     administrative                           357,792           727,178         1,287,951
                                          -----------       -----------       -----------
                                              395,083         1,541,167         1,598,297

  Net loss from operations                   (372,744)       (1,442,693)       (1,102,616)

Other income and
 (expense):
  Interest expense                               --             (10,175)           (7,087)
  Interest expense-related
    party                                     (12,382)          (20,314)          (35,492)
                                          -----------       -----------       -----------
  Net loss                                $  (385,126)      $(1,473,182)      $(1,145,195)

Per share information:

Weighted average number
of common shares
outstanding                                 1,624,703         1,991,640         2,698,060

Net loss per share                        $      (.24)      $      (.74)      $      (.42)
                                          ===========       ===========       ===========






                                                  SEPTEMBER 30,
                                         ------------------------------
      BALANCE SHEET DATA:                    1995              1996
      -------------------                -----------       ------------
Current assets:
  Cash                                   $     8,061       $    46,923
  Accounts Receivable                            202            13,138
  Prepaid expenses                                --             9,000
  Inventory                                  156,657           156,356
                                         -----------       -----------
     Total current assets                    164,920           225,417
                                         ===========       ===========

TOTAL ASSETS:                            $   188,214       $   454,515

Total Current Liabilities                $   460,095       $ 1,229,460

Long Term Debt                                76,131            47,380

Total Shareholder Equity                 $  (348,012)      $  (822,325)

TOTAL LIABILITIES AND
SHAREHOLDER EQUITY:                      $   188,214       $   454,515
                                         ===========       ===========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995.

         The Company experienced a net operating loss of $1,145,195 for the fiscal year ended September 30, 1996, compared to a net operating loss of $1,473,182 for the fiscal year ended September 30, 1995, a decrease of 22.3%. Net sales and cost of sales for the fiscal year ended September 30, 1996, were $495,681 and $198,396, respectively, as compared to net sales of $98,474 and cost of sales of $149,263 for the fiscal year ended September 30, 1995. The sales increase resulted from a large sale to Best Buy for $265,000 and increasing sales into retail of MAXIMIZING YOUR GAME(TM) and PUTT PERFECTOR. Selling, general and administrative ("SGA") expenses for fiscal year were $1,399,901 as compared to $1,391,904 for fiscal year 1995, an increase of only 0.6%. Included in SGA expenses is salaries & wages $633,081; advertising $167,783; travel & entertainment $88,419; rent $64,344; consulting $56,355;
interest $42,579; telephone $40,824; depreciation $36,209; shipping $30,702; tradeshows $27,456; and commissions $21,650. Also included in SGA expenses is stock issued for services related to product development and marketing of $111,950 for fiscal year 1996 as compared to $664,726 for fiscal year 1995, a decrease of 83.2%.

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

         For the year ending September 30, 1995, the Company promoted three products and sold 140 units of The LEVEL BEST GOLF SYSTEM, 1,832 units of MAXIMIZING YOUR GAME(TM) and 372 units of the PUTT PERFECTOR. For the year ended September 30, 1994, the Company promoted and sold 894 units of the LEVEL BEST GOLF SYSTEM.

CAPITAL AND SOURCE OF LIQUIDITY.

         The Company was in the developmental stage through the fiscal year ended September 30, 1995. The Company will being airing infomercials in the first half of calendar year 1997. The infomercials will emphasize the Company's premier products, ANGLEIRON(TM) and MAXIMIZING YOUR GAME(TM), and provide brand identification for the "Level Best Golf" product line.

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

         The Company has incurred operating losses of $1,145,195, $1,473,182 and $385,126, respectively, for the fiscal years ended September 30, 1996, 1995 and 1994. Through the end of fiscal year 1996, the Company has not generated positive cash flow from operations. At September 30, 1996, the Company had negative working capital of $1,004,043. The Company's independent auditors have qualified their opinion on the Company's financial statements for the fiscal year ended September 30, 1996, to the effect that there is substantial doubt about the ability of the Company to continue as a going concern.

         The Company believes that it will have a positive cash flow from operations during fiscal year 1997, although there is no assurance that it will occur. The Company is planning to seek additional capital during fiscal year 1997 through equity financing, but there is no assurance that such financing will be available on terms acceptable to the Company or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA.

         PLEASE SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" ON PAGE F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OFFICERS AND DIRECTORS.

         Pursuant to the Articles of Incorporation, each Director serves until the annual meeting of the stockholders, or until his successor is elected and qualified. Directors may be removed with or without "cause". The term of office of each officer of the Company is at the pleasure of the Company's Board.

         The directors and principal executive officers of the Company are as follows:

                                                                                              Director
Name                                   Age        Current Company Positions                   Since
----                                   ---        -------------------------                   -----
William E. Foley                       49         Director                                    1996

Patricia A. Sanders                    48         Director and Secretary                      1993

Fred L. Solomon                        52         Director and President                      1993

James G. ("Greg") Solomon              43         Director and Vice President                 1993

Donald E. Thompson                     46         Director                                    1996

Curt L. Rodgers                        48         Chief Financial Officer                     ----


         WILLIAM E. FOLEY - Mr. Foley has been a Director of the Company since December 4, 1996. From 1987 to 1996, Mr. Foley was with Vi-Tel Electronics, Inc., a consumer electronics distributor, which filed a Chapter 11 proceeding on January 16, 1996, in the Bankruptcy Court of the Federal District Court for New Jersey, Case No. 96-20222. From 1990 to 1996, including at the date of filing the Chapter 11 proceeding, Mr. Foley was also Executive Vice President and Chief Operating Officer. From 1994 to 1996, Mr. Foley was also President of Selectronics, a consumer electronic manufacturer and subsidiary of Vi-Tel. Mr. Foley was responsible for all facets of the business of Selectronics, with specific emphasis on marketing and sales to the retail community. As President of Selectronics, Mr. Foley was responsible for the start up, organization and expansion of this business segment with a product line for direct sale to retailers. From 1981 to 1987, Mr. Foley was owner and president of two separate companies: G & S Advertising, a full service advertising agency specializing in retail, and Flick's N Fones, a six store retail operation. Prior to 1981, Mr. Foley held positions as Senior Vice President of Marketing and Advertising for Korvettes, Inc., a 50 store $600 million discount retailer; Vice President Advertising for Vornado and Merchandise Manager for Mangurians Home Furnishings. Mr. Foley's professional career started with the JC Penney Company. Mr. Foley received a Bachelor of Science degree in Business Administration from Fairleigh University in 1969.

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

KEY EMPLOYEES.

         JOSEPH RALPH ("BUTCH") PAUL, JR. - Mr. Paul, age 46, has been the Company's National Sales Manger since April 1996. Mr. Paul is a full-time employee and devotes substantially all of his time to his responsibilities as National Sales Manager. Mr. Paul has over 20 years experience in corporate and golf sales. Mr. Paul is the owner of Rutland Travel Company, a $2 million in sales travel agency in Rutland, Vermont, which he founded in 1986. He has been a featured speaker to corporate and golf organizations and associations across the United States. He is a competitive golfer with a USGA 3 handicap. In 1992, Mr. Paul was retained by the E. J. Manely Company as a consultant to management and sales. His responsibilities included training, organization, and motivation, as well as dealing with service and attitude. Since 1992, Mr. Paul has worked as a consultant to golf companies that have included Active Sports, Copely, Inc., TEE Sports, and the B. C. Open. In 1988, Mr. Paul helped found Mindset, Inc. As Mindset's President, his responsibilities included daily operations and sales of Mindset's Golf Workshops, which dealt successfully with the mental side of golf and its relationship to business and life. Mr. Paul also directed all sales of Mindset Golf Apparel, which grew to $2.3 million in sales in two years. Until 1988, he was employed by the Prudential Insurance Company, with both sales and management responsibilities. In his tenure with Prudential, Mr. Paul was the recipient of many national sales awards including: Prudential Academy of Honor, the PRESTIGIOUS President Citation Award, the National Quality Award, and the National Sales Achievement Award.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company is required to file periodic reports on Forms 10-KSB, 10-QSB or 8-K pursuant to Section 15(d), not Section 13, of the Exchange Act. As a result, Section 16(a) of the Exchange Act is not applicable to the Company, it directors or its executive officers at the current time.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides information with respect to the compensation paid or accrued by the Company and its subsidiaries to the Company's Chief Executive Officer in all capacities and all other executive officers of the Company who received combined salary and bonus compensation in fiscal year 1996 in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                ANNUAL COMPENSATION                                COMPENSATION
                                            -------------------------                              ------------
                                                                                OTHER               SECURITIES
                                                                                ANNUAL              UNDERLYING
                                              Salary            Bonus       COMPENSATION(1)        OPTIONS/SARS
Name and Principal Position    Year            ($)               ($)              ($)                    (#)
---------------------------    ----           ------            -----       ---------------        ------------
Fred L. Solomon,               1996         125,000(2)           -0-              -0-                  200,000
 Director and President        1995          80,000(2)           -0-              -0-                     -0-
                               1994          80,000(2)           -0-              -0-                     -0-

----------

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


                                                         Individual Grants
--------------------------------------------------------------------------------------------------------------
                                       Shares               % of Total
                                     Underlying               Options
                                       Options              Granted to            Exercise
                                       Granted             Employees in             Price            Expiration
     Name                                (#)                Fiscal Year           ($/Share)             Date
     ----                           -----------          -----------------        ---------          ----------
Fred L. Solomon                      200,000(1)                18.64%                2.25             6/3/2001

----------
(1) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights ("SAR's"), granted in fiscal year 1996. Payment must be made in full upon exercise in cash or Common Stock. The option holder may elect to have shares of Common Stock issuable upon exercise withheld by the Company to pay withholding taxes due.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL
YEAR END OPTION VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the fiscal year for the named officer.


                                                              Number of Unexercised       Value of Unexercised
                                                             Options at Fiscal Year      In-The-Money Options at
                        Shares Acquired    Value Realized              End(1)              Fiscal Year End ($)(2)
         Name           on Exercise (#)         ($)         Exercisable/Unexercisable  Exercisable/Unexercisable*
         ----           ---------------    --------------   -------------------------  --------------------------
Fred L. Solomon                0                 0                  200,000/0                     175,000/0



----------
(1)   No SAR's were outstanding at September 30, 1996.

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

DIRECTOR COMPENSATION

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth, as of December 24, 1996, certain information regarding the Company's Common Stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's Directors and executive officers; and (iii) all Directors and executive officers as a group.

NAME AND ADDRESS                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                       OF BENEFICIAL OWNERSHIP             PERCENT OF CLASS(1)
-------------------                       -----------------------             -------------------
William E. Foley                                 50,000(2)                            1.5%
170 Berkshire Road
Hasbrouck Heights, NJ  07604

Curt L. Rodgers                                   5,000(3)                            0.2%
15624 Indian Queen Drive
Odessa, FL 33556

Patricia A. Sanders(4)                          271,544(5)                            8.2%
11680 Shipwatch Drive
Villa 1452
Largo, FL 34644

Fred L. Solomon(4)                              912,077(6)                           26.3%
285 - 107th Ave., #801
Treasure Island, FL 33706

James G. ("Greg") Solomon(4)                    909,912(7)                           26.3%
4101 Kipling Avenue
Plant City, FL 33567

Donald E. Thompson                               42,309(8)                            1.3%
3580 Lakemont Drive
Bonita Springs, FL  34134

All Directors and Officers                    2,190,842(9)                           49.9%
as a group (consisting
of 6 persons)


----------------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Represents five-year options to purchase 50,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Foley in 1996.

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

(5) Includes five-year options to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Ms. Sanders in June 1996 and 20,047 and 20,047 shares of Common Stock subject to Class A Warrants and Class B Warrants, respectively, held by Ms. Sanders and exercisable immediately on issuance and for a period of 48 months, subject to redemption. Excludes 18,000 shares of Common Stock owned by the adult children of Ms. Sanders, as to which she disclaims any beneficial interest.

(6) Includes five-year options to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Fred Solomon in June 1996 and 109,367 and 109,367 shares of Common Stock subject to Class A Warrants and Class B Warrants, respectively, held by Mr. Fred Solomon and exercisable immediately on issuance and for a period of 48 months, subject to redemption.

(7) Includes 30,000 shares of Common Stock owned by Mr. Greg Solomon's wife and minor children and five-year options to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Greg Solomon in June 1996 and 109,367 and 109,367 shares of Common Stock subject to Class A Warrants and Class B Warrants, respectively, held by Mr. Greg Solomon and exercisable immediately on issuance and for a period of 48 months, subject to redemption.

(8) Includes 21,795 shares of Common Stock jointly owned by Mr. Thompson and his wife and five-year options to purchase 10,000 shares of Common Stock at an exercise price of $2.25 per share that were granted to Mr. Thompson in June 1996.

(9)      Includes 665,000 shares of Common Stock subject to options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In order to facilitate its development and growth during various stages of operation the Company received loans from certain affiliated parties. During December 1993, the Company borrowed $177,000 from Southern Energy & Aerospace, Inc. ("Southern Energy"), a corporation controlled by Fred Solomon and Greg Solomon, two of the Company's Directors, executive officers and largest shareholders. This loan had a balance of $162,805 during fiscal year 1995. During fiscal year 1996, the Company borrowed an additional net amount of $272,233, leaving a balance owed of $435,038 at September 30, 1996. The note bears interest, which is accrued, at prime plus 1.5% and is payable on demand. Due to the Company's insufficient history of earnings, the lower closing costs associated with these loans and Southern Energy's willingness to loan the Company money at rates more favorable to the Company than otherwise would be available from outside sources, the Company believed that it was in its best interest to enter into the loan transactions with this affiliated party.

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

         Fred L. Solomon, James G. ("Greg") Solomon and Patricia A. Sanders, the Company's President, Vice President and Secretary, respectively, were issued 109,367, 109,367 and 20,047 Class A warrants, respectively, and 109,367, 109,367 and 20,047 Class B warrants, respectively. The warrants are exercisable for a period of 48 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant. The distributions of the Class A and Class B warrants were made to the owners of record of common stock on the books of the Company as of January 2, 1995. As of that date, only Messrs. F. and G. Solomon and Ms. Sanders were affiliates of the Company who were also shareholders. The Company has never distributed its Class C warrants. The book value of the Company's Common Stock as of the date the warrants were granted was $0.13 per share at September 30, 1996. The Class A and Class B Warrants and the common stock underlying said Class A and Class B Warrants are currently registered pursuant to the Securities Act on Form S-1, File No. 33-97770. The Company intends to use funds received from the exercise of the warrants to facilitate its continued growth and development.

         During the fiscal year ended September 30, 1996, the Company accrued $266,732 in unpaid salary due to Mr. Fred Solomon ($110,577), Mr. Greg Solomon ($88,462) and Ms. Sanders ($67,693). During the fiscal year ended September 30, 1995, the Company accrued $178,940 in unpaid salary due Mr. Fred Solomon ($74,900), Mr. Greg Solomon ($70,200) and Ms. Sanders ($33,840). As of December 24, 1996, no portion of the accrued unpaid salaries due to these officers has been made and no agreement has been reached as to the manner or timing of payment of the accrued salaries owed to these officers.

         In the event that the Company requires additional funding, the Company believes that it is in its best interest to enter into loan transactions with affiliated parties, until it is able to negotiate equitable terms with unaffiliated lenders. However, the Company is currently exploring the feasibility of factoring of its receivables and/or a private placement of its securities as an alternative/in addition to receiving loans from affiliates.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

            LEVEL BEST GOLF, INC.
            Independent Certified Public Accountants
            Report - Winter, Scheifley & Associates.....................  F-2

            Audited Balance Sheet as
            of September 30, 1996 and 1995..............................  F-3

            Audited Statements of Operations
            for the fiscal years ended
            September 30, 1996, 1995 and 1994...........................  F-4

            Audited Statement of Stockholder's
            Equity for the three years
            ended September 30, 1996....................................  F-5

            Audited Statements of Cash Flow
            for the fiscal years ended
            September 30, 1996, 1995 and 1994...........................  F-7

            Exhibits.  Please see Exhibits Index on page _______

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K for the fiscal quarter ended September 30, 1996.

(c)      EXHIBITS FILED HEREIN:

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

                                                 LEVEL BEST GOLF, INC.



June 6, 1997                                    By:  /s/ Fred L. Solomon
                                                     --------------------------
                                                     Fred L. Solomon, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Fred L. Solomon                        Director, President                         June 6, 1997
------------------------
Fred L. Solomon


 /s/ James G. Solomon                       Director, Executive Vice                    June 6, 1997
------------------------                    President
James G. Solomon


 /s/ Patricia A. Sanders                    Director, Secretary                         June 6, 1997
------------------------
Patricia A. Sanders


------------------------                    Director, Chief                             ______, 1997
William E. Foley                            Operating Officer


------------------------                    Director                                    ______, 1997
Donald E. Thompson


 /s/ Curt L. Rodgers                        Chief Financial Officer                     June 6, 1997
------------------------                    (Also Chief Accounting
Curt L. Rodgers                             Officer)



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

27         Financial Data Schedule (For SEC Use Only)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and currently has negative working capital and a stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            Winter, Scheifley & Associates, P.C.
                                            Certified Public Accountants





Denver, Colorado
December 4, 1996,
  except for Note 11,
  which is dated June 6, 1997

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

Advertising costs: Advertising costs are charged to operations when incurred. Costs associated with product endorsements are charged to expense when incurred. Advertising costs charged to operations were $167,783, $42,719 and $15,465 during 1996, 1995 and 1994.

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

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply. There are eight shareholders subject to the possibility of rescission. These shareholders are in frequent contact with the Company and have not expressed any intent to pursue rescission.

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

Note 11. GOING CONCERN

The accompanying financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses for years ended September 30, 1996, 1995 and 1994 of $1,145,195, $1,473,182 and $385,126 respectively, and has negative working capital of $1,004,043 and a stockholders' deficit of $822,325 at September 30, 1996, which raises substantial doubt about the Company's ability to continue as a going concern.

Management has developed plans intended to remedy these conditions. The Company has aired infomercials in April and May 1997 on two of its major products and have generated sales of approximately $600,000 in April and $100,000 in May. The Company has executed a line of credit in the amount of $500,000 as of April 1, 1997 and received orders from major retail chains for several of the Company's products. However, there can be no assurance that the increased sales and required financing will be adequate to meet the financial needs of the Company.

Note 12. SUBSEQUENT EVENT

During October and November 1996, the Company issued 134,182 shares of its $.001 par value common stock for cash aggregating $369,000. In addition, the Company issued the common shares which were included as stock subscriptions at September 30, 1996.

Note 13. FUTURE ACCOUNTING REQUIREMENTS

The FASB has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), which encourages employers to account for stock-based awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the statement of operations. Entities can choose not to apply the new accounting method and continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. Those that do so, however, will be required to disclose in the notes to the financial statements what net earnings and earnings per share would have been had they followed SFAS 123's accounting method. SFAS 123 is effective for years beginning in 1996. The Company anticipates using the intrinsic value method as permitted by SFAS 123. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, there would have been no material effect on the net loss. Earnings per share would have been increased by $.12 per share for the year ended September 30, 1996.

Note 14. IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the recoverability of long-lived assets, including equipment and leasehold improvements and purchased contracts, by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average costs of funds.

Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to achieve profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.