Form 10QSB
period 1997-06-30
LEVEL BEST GOLF INC /FL/
filed 1997-08-19
CIK 1001901

As filed with the Securities and Exchange Commission on August 19, 1997 Commission file No. 33-97770



            U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended: June 30, 1997

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the transition period from:                             .

                 LEVEL BEST GOLF, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	                                         								   59-3205644
(State or other jurisdiction					                     ( I.R.S. Employer
incorporation or other organization)		           Identification Number)




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


Yes (  X	) No (    )


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,736,167 shares of Common Stock, $.001 par value per share, as of August 1,1997.


Transitional Small Business Disclosure Format (check one);

Yes (	) No (  X )



                     LEVEL BEST GOLF, INC.
                            INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements						                                	Page

Condensed Balance Sheets
at June 30, 1997 (unaudited) and at September 30, 1996		           	1

Condensed Statements of Operations
Three and nine months ended June 30, 1997 and 1996 (unaudited)	    	2

Condensed  Statement of Stockholders' Deficit -
Nine months ended June 30, 1997 (unaudited)				                    	3

Condensed Statements of Cash Flows -
Nine months ended June 30, 1997 and 1996 (unaudited)			            	4

Notes to Condensed Financial Statements (unaudited)			            	5-6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                             							     6-10

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings							                                 	11

Item 2.  Changes in Securities						                              	11

Item 3.  Default upon Senior Securities					                      	11

Item 4.  Submission of Matters to a Vote of Security Holders	     	11

Item 5.  Other Information							                                 	11

Item 6.  Exhibits and Reports on Form 8-K					                    	12

SIGNATURES     							                                         	   13

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                    Level Best Golf, Inc.
                 Condensed Balance Sheets

                                         At June 30,     At September 30,
                                            1997             1996
                                        (unaudited)


ASSETS
Current assets:
      Cash                          $                      46,923
        Accounts receivable               154,314          13,138
        Prepaid expenses                    8,742           9,000
        Inventory                         697,099         156,356
        Other                              29,992
                                         --------        --------
        Total current assets              890,147         225,417

Office and production equipment,
net of accumulated depreciation            91,594          56,055

Deposits                                   15,740           9,077
Capitalized financing costs, net of
accumulated amortization                   72,088
Product design and video production,
net of accumulation amortization          269,289         163,966
                                         --------        --------
        Total assets                  $ 1,338,858         454,515




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable                       705,839          71,302
      Notes payable-affiliate                             435,038
      Accounts payable                    588,241         223,108
      Accrued expenses-affiliate           76,766         468,683
      Accrued expenses                     94,672          10,281
      Current portion of long-term debt                    21,048
                                        ----------      ---------
      Total current liabilities         1,465,518       1,229,460


Subordinated convertible debentures       373,625

Convertible debentures                    250,000
Long-term debt                                             47,380
                                        ----------      ---------
          Total liabilities             2,089,143       1,276,840




Stockholders' deficit:
Preferred stock, $1000 par value,
convertible, 300 shares authorized,
none outstanding Common stock
$.001 par value, 50,000,000 shares
authorized  4,690,867  and 3,051,174
shares issued and outstanding               4,691           3,051
Paid in capital                         4,367,823       1,113,415
Common stock subscriptions                                100,000
Accumulated deficit                    (5,122,799)     (2,038,791)
                                       -----------     -----------
    Total stockholders' deficit          (750,285)       (822,325)
Total liabilities and stockholders'
deficit                             $   1,338,858         454,515

See accompanying notes to condensed
financial statements.

                   Level Best Golf, Inc.
          Condensed Statements of Operations

For the three months and nine months ended June 30, 1997 and 1996
                      (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                       1996      1997        1996       1997
                                      ------    ------      ------     ------
Sales, net                       $   524,077    314,407     598,765    481,514


Costs and expenses:
          Costs of sales             276,016    137,594     316,366    337,060
          Common stock issued for
            services (see Note 1)    746,512     20,772     854,322    119,883
          Compensation               386,518     62,165     689,894     75,398
          Product design and video
            production costs         350,243                362,444      1,536
          Professional fees           53,929                245,316     24,233
          Travel & entertainment      52,905                165,274     38,021
          Other selling, general and
            administrative           569,626     33,703     989,743     90,690
                                   ---------    -------     -------     ------
          Total costs and expenses 2,435,749    254,184   3,623,359    686,821

(Loss)earnings from operations    (1,911,672)    60,223  (3,024,594)  (205,307)

Other expense -
          Interest expense            49,374     13,495      59,414     20,538
                                   ---------    -------     -------    -------
         Net (loss) earnings    $ (1,961,046)    46,728  (3,084,008)  (225,845)

Per share information:
        Weighted average number of
        Common shares outstanding  4,294,386  2,678,850   3,616,809  2,652,035
                                  ----------  ---------  ----------  ---------
    Net (loss) earnings per share  $ (0.46)     0.02       (0.86)     (0.09)

See accompanying notes to condensed
financial statements.

                    LEVEL BEST GOLF, INC.
        Condensed Statement of Stockholders' Deficit
               Nine Months Ended June 30, 1997



                Common Stock                              Common      Total
			                                Paid in  Accumulated  Stock    Stockholders'
		             Shares      Amount  Capital    Deficit  Subscription  Deficit
			           --------     ------  -------- ---------- ------------  -------
Balance at
September 30,
1996          3,051,174    3,051    1,113,415  (2,038,791)	100,000  (822,325)

Issuance of
Common Stock    156,457      156      430,085	     -                 430,241
(unaudited)

Issuance of
Common Stock in
connection with
repayment of
notes payable
affiliates     645,750	      646    1,250,089      -          -    1,250,735
(unaudited)

Reclassification
of accrued expenses
affiliate to
paid in
capital   		    -	       -            573,250      -          -      573,250
(unaudited)

Exercise of common
stock warrants
(unaudited)  10,000	     10            47,490      -          -       47,500


Reclassification
of stock
subscription
to common
stock
(unaudited)		36,364      36            99,964      -      (100,000)     -

Common Stock
issued for
services	   791,122      792          853,530      -                 854,322
(unaudited)

Net loss (unaudited)                           (3,084,008)   -    (3,084,008)
				  	    --------     -----       ---------  -----------  ----  -----------
Balance at
June 30, 1997
(unaudited)	4,690,867   4,691      4,367,823  	(5,122,799)   -      (750,285)

See accompanying notes to condensed Financial Statements

                Level Best Golf, Inc.
         Condensed Statements of Cash Flows

   For the nine months ended June 30, 1997 and 1996
                    (Unaudited)


                                               Nine Months Ended June 30,
                                                1997               1996
                                             -------------    -------------
Cash Flows From Operating
Activities:
 Net loss                                 $  (3,084,008)        (225,845)

Adjustments to reconcile net loss
to net cash used in
     operating activities:
        Depreciation and amortization            82,330
        Common stock issued for services        854,322          119,883
        Increase in accounts receivable        (141,176)        (180,432)
        Increase in prepaid expenses                258
        Increase in inventory                  (540,743)         (64,744)
        Increase in other assets                (29,992)         (15,251)
        Increase in deposits                     (6,663)
        Increase in accounts payable
           and accrued expenses                 431,285           56,488
        Increase in accrued expenses
           affiliates                           181,333          203,886
                                            ------------       ----------
        Net cash used in operating
           activities                        (2,253,054)        (106,015)


Cash flows from investing activities:
        Acquisition of Product
           design and video production         (175,741)
        Acquisition of office &
           production equipment                 (47,451)       (185,134)
                                               ----------      ----------
        Net cash used in  investing
           activities                           223,192        (185,134)

Cash flows from financing
activities:
Proceeds from issuance of notes payable       1,479,587
Principal repayment on notes payable           (845,050)
Proceeds from exercise of
    common stock warrants                        47,500
Finance costs capitalized, net                  (72,088)
Proceeds from issuance of
convertible debentures                          623,625
Repayment of long-term debt                     (68,428)      (15,786)
Proceeds from issuance of notes
payable -  affiliates                           815,697
Proceeds from the issuance of
common stock                                    430,241       300,000
                                             -----------      --------
       Net cash provided by
financing activities                          2,411,084       284,214
Net decrease in cash                            (65,162)       (6,935)

Cash at beginning of period                      46,923         8,061

Cash at end of period                 $         (18,239)        1,126


Supplemental disclosure of cash flow information -
Cash paid during the period for interest        $ 19,158       10,121

Noncash investing and financing activities:
    Common stock issued in connection with
    repayment of note payable affiliate      $ 1,250,735         -

		  Accrued expenses - affiliate
    reclassified to paid in capital				        $ 573,250         -

See accompanying notes to Condensed Financial Statements.


              LEVEL BEST GOLF, INC.


      Notes to Condensed Financial Statements  ( Unaudited )

1. Basis of Presentation

In the opinion of management of Level Best Golf, Inc. (The "Company") the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1997 and the results of its operations for the three - and nine - month periods ended June 30, 1997 and 1996 and cash flows for the nine - month periods ended June 30, 1997 and 1996. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ended September 30,1997 or for any other interim period.

These interim financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period financial statements should be read in conjunction with the Company's audited financial statements which are included in the Company's 1996 Form 10-KSB.

2. (Loss) earnings per share

(Loss) earnings per share is computed using the weighted - average number of shares of common stock outstanding and dilutive common stock equivalents. During the nine - and three - month periods ended June 30, 1997 and nine months ended June 30, 1996 all common stock equivalents were anti-dilutive due to the net losses sustained by the Company during the periods.

In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standard No. 128 (Earnings Per Share). The matter is discussed in "Recently Issued Accounting
Pronouncements" elsewhere in this report on Form 10-Q.

3.  Recently Issued Accounting Pronouncements

The FASB has issued Statement of Financial Accounting Standards No. 128, "Net Earnings Per Share" ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for net earnings per share for entities with publicly-held common stock. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and upon adoption, all prior period net earnings per share data presented will be restated to conform with SFAS 128.

4.  Convertible Debentures

In June 1997 the Company issued $250,000 aggregate principal amount of Series A 10% convertible Debentures pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Interest is payable at maturity of the debentures on June 1, 2000. The debentures are convertible at the option of the holder of the debentures in two increments of $125,000 in July and August 1997 into shares of common stock of the Company at a conversion price for each share of common stock equal to the lesser of (a) the market price at the date of the debenture closing or 75% of the market price on the conversion date.

In addition, the Company issued the broker of the debentures a warrant to purchase approximately 12,866 shares of common stock at $1.96. The warrant expires in June 2002. In July 1997 the Company issued $250,000 of convertible debentures pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The terms of these debentures are principally the same as the debentures discussed above.



5.  Stock Options

On June 16, 1997 the Company filed Form S-8 registering 523,500 shares of common stock in connection with non - statutory incentive stock options to be issued to consultants and issuable to employees. Stock Options of 436,000 were granted prior to June 30, 1997 and 334,500 options were exercised primarily for services at $ 1 per share. The outstanding options expire in June 2001. The options which were not granted are reserved for an employee stock option plan.

6.  Subordinated Convertible Debentures

The Company offered $3,825,000 8% subordinated convertible debentures to accredited investors through a private placement memorandum effective February 18, 1997. The offering terminated in June, 1997. The Company issued $373,625 of convertible debentures with respect to this offering. The debentures are convertible at the option of the holder on or after December 1, 1997 at $2 per share of Common Stock.

7.  Common Shares issued for Services

Common shares issued for services consist of the following:

												Three months ended June 30		Nine months ended June 30
			              1997	    	1996		          	1997	       	1996

Consulting   	$573,808   	20,722	        	656,457	     	119,883
Compensation    97,329       -            111,343          -
Advertising		   75,375       -             86,522          -
           	----------    ------         --------      ----------
            		 746,512	  	20,722	       		854,322     	 119,883

8.  Form SB-2 Registration Statements

On April 10, 1997 the Company filed a Form SB-2 registration statement under the Securities Act of 1933 to register 1,318,448 shares of common stock. Including 125,000 Warrants, The Form SB-2 Registration Statement is pending review and accordingly is not effective as of June 30, 1997.

9.  Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information contained herein, the matters discussed in this item are forward-looking statements involving risks and uncertainties which may cause actual results to materially differ. Those risks and uncertainties include, but are not limited to, economic, competitive, industry and market factors affecting the Company's operations, markets, products and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission. Comparison of the three-month periods ended June 30, 1997 and 1996

Results of Operations

Total revenue during the three months ended June 30, 1997 was $524,077, an increase of $209,670 or 40%, compared to total revenue of $314,407 during the prior comparable quarter. The increase is primarily attributable to marketing efforts with respect to its AngleIron (TM) and Scratch Score Golf products which included airing its AngleIron (TM) and Scratch Score Golf infomercials and penetration of top retail and sporting goods chains, the Company's product line includes golf training aids and accessories. The Company's products are marketed to top retail and sporting goods chains and through independent sales representatives. The company expects its sales growth in the short term to occur primarily from the efforts of its independent sales representatives as the company does not currently have sufficient cash flow to increase the level of infomercials.

Total costs and expenses increased $ 2,181,565 or 858 % from $254,184 for the three-month period ended June 30, 1996 to $2,435,749 for the three-month period ended June 30, 1997. The increase was primarily due to increases in common shares issued for services of $725,790, compensation expense of $324,353, product design and video production costs of $ 350,243, professional fees of $53,929 travel and entertainment of $ 52,905. The increase in common shares issued for services resulted primarily from consulting fees paid to an investor relations firm of $ 370,000 as well as fees paid to other consultants.

The increase in compensation expenses resulted from the hiring of additional administrative personnel in anticipation of increase in sales. The increase in product design and video production costs resulted from the company's development of the AngleIron (TM) and Scratch Score Golf infomercials. Professional fees increased primarily as a result of legal fees incurred in connection with securities filings. Travel and entertainment expenses increased due to an overall increase in marketing activities including trade shows and promotional activities. Cost of sales as a percentage of sales increased from 43% during the three months ended June 30, 1996 to 53% during the three months ended June 30, 1997. Such increase resulted primarily from sales discounts provided to certain customers in an effort to increase market share. Other selling, general and administrative expense increased as a result of the development of a corporate infrastructure in anticipation of sales growth.

Interest expense increased from $ 13,495 during the three months ended June 30, 1996 to $ 49,374 for the three months ended June 30, 1997. This increase resulted from interest expense incurred in connection with notes payable.

Net loss was $1,961,046 or $.46 per share during the three months ended June 30, 1997 compared to net earnings of $45,728 or $.02 per share for the comparable period in 1996.

Comparison of the nine-month periods ended June 30, 1997 and 1996.

Results of Operations

Total revenue during the nine months ended June 30, 1997 was $598,765, an increase of $117,251 or 20%, compared to total revenue of $481,514 during the comparable period in 1996. The increase is primarily attributable to marketing efforts with respect to its AngleIron (TM) and Scratch Score Golf products airing its AngleIron (TM) and Scratch Score Golf infomercials and penetration of top retail and sporting goods chains by its independent sales representatives. The Company's product line includes golf training and accessories. The Company's products are marketed to top retail and sporting goods chains and through independent sales representatives. The Company expects its sales growth in the short term to occur primarily from the efforts of its independent sales representatives as the company does not currently have sufficient cash flow to increase the level of infomercials.




Total costs and expenses increased $ 2,936,538 or 428% from $686,821 for the nine-month period ended June 30, 1996 to $3,623,359 for the nine month period ended June 30, 1997.

The increase was primarily due to increases in common shares issued for services of $ 734,439, compensation expense of $ 614,496, product design and video production costs of $ 360,908, professional fees of $ 221,083, other selling, general and administrative expenses of $808,379 and travel and entertainment of $ 127,253. The increase in common shares issued for services resulted primarily from consulting fees paid to an investor relations firm of $ approximately $370,000 as well as fees paid to other consultants.

The increase in compensation expense resulted form the hiring of additional administrative personnel in anticipation of an increase in sales. The increase in product design and video production costs resulted from the Company's development of the AngleIron (TM) and Scratch Score Golf infomercials. Professional fees increased primarily as a result of legal fees incurred in connection with securities offerings. Travel and entertainment expenses increased due to an overall increase in marketing activities including trade shows and promotional activities. Cost of sales as a percentage of sales increased form 43% during the nine months ended June 30, 1996 to 53% during the nine months ended June 30, 1997.

Such increase resulted primarily from sales discounts provided to certain customers in an effort to increase market share. Other selling, general and administrative expense increased as a result of the development of a corporate infrastructure in anticipation of sales growth.

Interest expense increased from $ 20,538 during the nine months ended June 30, 1996 to $ 59,414 for the nine months ended June 30, 1997. This increase resulted from interest expense related to an increase in notes payable.

Net loss was $ 3,084,008 or $.85 per share during the nine months ended June 30, 1997 compared to a net loss of $225,845 or $.09 per share for the comparable period in 1996.



TRENDS AND UNCERTAINTIES

The Company continues to focus its efforts on the retail market development of its products through presentations to major sporting goods chains and other retailers and tradeshows. In May 1997, the Company began airing infomercials for its ANGLEIRON(TM) and SCRATCH SCORE GOLF products. Management believes that the continued airing of infomercials is integral to achieving a sales level that results in a positive and consistent cash flow from operations. Accordingly, the inability to continue to raise capital sufficient to sustain the planned airing of infomercials and operating costs may adversely impact the liquidity and financial condition of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of ($18,239) and had a net working capital deficit of $ 575,371 at June 30, 1997 compared to a net working capital deficit of $ 1,004,043 at September 30, 1996. The decline in the working capital deficit of $ 428,672 is primarily the result of the exchange of $1,250,735 in notes-payable affiliates for 645,750 shares of common stock and the contribution of accrued expenses affiliates of $573,250 to paid in capital partially offset by an increase in accounts payable of $346,894 and notes payable of $ 566,109.

The Company's primary sources of working capital is a $2,500,000 collateralized credit facility which is based on 80% percentage of eligible accounts receivable, as defined.

During the nine months ended June 30,1997 the company issued notes payable to affiliates of $815,697. In addition, during the nine months ended June 30, 1997 the Company issued $250,000 of convertible debentures in pursuant to Regulation S promulgated under the Securities Act of 1933. In addition, the company issued $373,625 of subordinated convertible debentures during the nine months ended June 30,1997. The Company may offer additional convertible debentures in the future to meet its liquidity needs.

Net cash used in operating activities was $ 2,253,054 and $ 106,075 during the nine months ended June 30, 1997 and 1996 respectively. The increase primarily resulted in an increase in net loss of $ 3,084,088 from the prior period as well as an increase in inventory of 540,743, partially offset by common stock issued for services of $834,322 and an increase is accounts payable and accrued expenses of $431,285.

Cash used in investing activities was $ 223,192 and $185,134 during the nine months ended June 30, 1997 and 1996, respectively. The increase of $ 38,058 primarily resulted from investment in product designs and video productions. Net cash provided by Financing activities was $ 2,411,084 during the nine months ended June 30, 1997 compared to $ 284,214 for the comparable period in 1996.

The increase of $ 2,126,870 resulted primarily from the issuance of $250,000 of convertible debentures and $373,625 of subordinated convertible debenture and proceeds from issuance of common stock of $ 430,241 and net proceeds from notes payable of $566,109.



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

The Company has incurred an operating loss of $3,084,008 for the nine months ended June 30, 1997 and has incurred operating losses of $1,145,195, $1,473,182, and $385,126, respectively, for the fiscal years ended 1996, 1995 and 1994. As discussed above, through the first nine months of fiscal 1997, the Company has not generated positive cash flow from operations.

The Company's independent auditors have qualified their opinion of the Company's financial statements for the fiscal year ended September 30, 1996, to the effect that there is substantial doubt about the ability of
the Company to continue as a going concern.   There can be no assurance
that the Company will be able to meet its obligations as they come due.
The Company believes funds generated from its operations and debt financing will be sufficient to finance the Company's operations for at least the next twelve months.

LEVEL BEST GOLF, INC.

Part II. OTHER INFORMATION

Item 1. legal Proceedings

     There are no material pending legal proceedings to which Level Best Golf, Inc. is a party or to which any of their property is subject.

Item 2.  Changes in Securities

       Not applicable

Item 3.  Default upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable


Item 5.  Other Information

   a. On August 12, 1997 -- Level Best Golf, Inc. announced that it has finalized a full-line up program with one of the premier retail accounts in the country, Golf Day.

According to William Foley, Chief Operating Officer, the Golf Day program is significant because not only does it put two products into the widely circulated Golf Day catalog, it also places six Level Best Golf products into thirty of Golf Day's stores. This combination of direct mail and retail floor exposure should be very powerful to drive sales at Golf Day.

Additionally, Level Best Golf just completed reviews with Champs and The Sports Authority concerning sales performance of the first orders shipped to these major retailers. Champs original order was a twenty five store test and Scratch Score Golf has been selected to now be "rolled out" to one hundred of Champs locations. It is anticipated that if Scratch Score Golf continues to perform well it will be distributed in the fall to 300 to 400 of Champs locations.

The Sports Authority confirmed that Scratch Score Golf has sold very well and that a significant reorder will be forthcoming. Also, The Sports Authority is reviewing other items in the line up for consideration for fourth quarter business.

Fred Solomon, President of Level Best Golf stated, "Our continued penetration of new accounts combined with reorders from existing customers confirm our belief that our product line and our marketing strategy work for the large-scale retailers and will provide a strong foundation for growth for Level Best Golf."



    b. On August 14, 1997 -- Level Best Golf, Inc. announced that it has been granted the exclusive marketing right to the Golf Gym endorsed by golf legend Gary Player.

Developed by golf professionals and sports' physiologists, Golf Gym will help create proper swing habits and muscle memory by exercising golf-specific muscle groups. The Golf Gym is also endorsed by Cathy Lee Crosby and comes with demonstration video, exercise chart and free travel bag.

William E. Foley, Chief Operating Officer of Level Best Golf stated, "We are excited about adding such a fine product, endorsed by one of the greatest players of all time, to our assortment. We have been searching for the quality exercise product that will improve anyone's game, and Gary Player's golf Gym retailing at $19.95 will definitely fill that slot in our line."

Item 6.  Exhibits and Reports on Form 8-K

   a.  Not applicable

   b. The Company filed a Form 8-K on May 20, 1997 reporting a change in registrant's certifying accountant.

The Company filed a Form 8-K on June 30, 1997 reporting the issuance of $250,000 o Series a 10% convertible debenture pursuant to Regulation S under the Securities Act of 1933 due June 1, 2000, the proceeds were received by the Company on June 16, 1997.

     The Company filed a Form 8-K on August 18, 1997 reporting the issuance of $250,000 of Series A 10 % convertible debentures pursuant to Regulation S under the Securities Act of 1933 due June 1, 2000. The proceeds were received by the Company on July 11, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      LEVEL BEST GOLF, INC.
			(Registrant)




Date:  August 18, 1997					By:  /s/ Fred L. Solomon
					       President and Chief Executive Officer



Date:  August 18, 1997				By:  /s/ Patricia A. Sanders
						       Corporate Secretary