Form 10QSB/A
period 1997-06-30
LEVEL BEST GOLF INC /FL/
filed 1997-09-04
CIK 1001901

As filed with the Securities and Exchange Commission on August 26th, 1997 Commission file number: 33-97770


          U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10-QSB/A

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
                (Address of principal offices)

                       (813) 535-7770
                   (Issuer's telephone number)

FLORIDA                                              									    59-3205644
(State or other jurisdiction							                        ( I.R.S. Employer
of incorporation or other organization)					          Identification Number)



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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Level Best Golf, Inc.
                       Condensed Balance Sheets

                                           At June 30,      At September 30,
                                              1997               1996
                                           (Unaudited)
                                        ----------------    ---------------
ASSETS
Current assets:
    Cash                             $          -                46,923
    Accounts receivable                      154,314             13,138
    Prepaid expenses                           8,742              9,000
    Inventory                                697,099            156,356
    Other                                     29,992               -
                                        ----------------    ---------------
    Total current assets                     890,147            225,417

Office and production equipment, net
  of accumulated depreciation                 91,594             56,055

Deposits                                      15,740              9,077
Capitalized financing costs, net of
  accumulated amortization                    72,088               -
Product design and video production,
  net of accumulation amortization           269,289            163,966
                                        ----------------    ---------------
        Total assets                    $  1,338,858            454,515


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable                            705,839             71,302
      Notes payable-affiliate                   -               435,038
      Accounts payable                       588,241            223,108
      Accrued expenses-affiliate              76,766            468,683
      Accrued expenses                        94,672             10,281
      Current portion of long-term debt         -                21,048
                                        ----------------    ---------------
      Total current liabilities            1,465,518          1,229,460


Subordinated convertible debentures          373,625               -
Convertible debentures                       250,000               -
Long-term debt                                  -                47,380
                                         ---------------    ---------------
          Total liabilities                2,089,143          1,276,840

Stockholders' deficit:
Preferred stock, $1000 par value,
convertible, 300 shares authorized, none
outstanding
Common stock$.001 par value,
50,000,000 shares authorized
4,690,867  and 3,051,174
shares issued and outstanding                  4,691              3,051
Paid in capital                            4,367,823          1,113,415
Common stock subscriptions                      -               100,000
Accumulated deficit                       (5,122,799)        (2,038,791)
                                         ----------------    -------------
         Total stockholders' deficit        (750,285)          (822,325)
                                         ----------------    -------------
Total liabilities and
stockholders' deficit                 $    1,338,858            454,515

See accompanying notes to condensed
financial statements.

                          Level Best Golf, Inc.
                    Condensed Statements of Operations

    For the three months and nine months ended June 30, 1997 and 1996
                             (Unaudited)

                                Three Months Ended       Nine Months Ended
                                June 30,                 June 30,
                                ----------  ----------   ----------  ---------
                                   1997        1996         1997       1996
                                ----------  ----------   ----------  ---------
Sales, net                  $     524,077     314,407      598,765    481,514
                                ----------  ----------   ----------  ---------
Costs and expenses:
   Costs of sales                 276,016     137,594      316,366    337,060
   Common stock issued for
     services (see Note 1)        746,512      20,772      854,322    119,883
   Compensation                   386,518      62,165      689,894     75,398
   Product design and video
     production costs             350,243        -         362,444      1,536
   Professional fees               53,929        -         245,316     24,233
   Travel & entertainment          52,905        -         165,274     38,021
   Other selling, general and
     administrative               569,626      33,703      989,743     90,690
                                 ----------  ----------   ----------  --------
   Total costs and expenses     2,435,749     254,184    3,623,359    686,821


(Loss)earnings
  from operations              (1,911,672)     60,223   (3,024,594)  (205,307)

Other expense -
  Interest expense                 49,374      13,495       59,414     20,538


  Net (loss) earnings      $   (1,961,046)     46,728   (3,084,008)  (225,845)

Per share information:
  Weighted average number of
    Common shares outstanding   4,294,386   2,678,850    3,616,809  2,652,035
  Net (loss)
    earnings per share     $       (0.46)       0.02        (0.86)     (0.09)



See accompanying notes to condensed
financial statements.

                        LEVEL BEST GOLF, INC.
             Condensed Statement of Stockholders' Deficit
                    Nine Months Ended June 30, 1997

                     Common Stock                               Common      Total
	                          			 	      Paid in	   Accumulated    Stock       Stockholders'
              				 Shares    Amount   Capital    Deficit      Subscription   Deficit

Balance at
September 30,
1996             3,051,174   3,051   1,113,415   (2,038,791)  	100,000     (822,325)

Issuance of
Common Stock       156,457     156     430,085       -            -         430,241
(unaudited)

Issuance of
Common Stock in
connection with
repayment of
notes payable -
affiliates         645,750     646	   1,250,089      -            -       1,250,735
(unaudited)

Reclassification
of accrued expenses
affiliate to
paid in capital		     -	        -       573,250      -            -         573,250
(unaudited)

Exercise of common  	10,000     10       47,490      -            -          47,500
stock warrants
(unaudited)

Reclassification
of stock subscription
to common stock	    	36,364     36       99,964      -        (100,000)        -
(unaudited)

Common Stock
issued for
services            	791,122   792      853,530      -            -         854,322
(unaudited)

Net loss
 (unaudited)	  	        -       -          -     (3,084,008)      -      (3,084,008)
	                    --------  -----  --------   -----------   ---------  ----------
Balance at
 June 30, 1997	   	4,690,867  $4,691  4,367,823	 (5,122,799)      -        (750,285)
(unaudited)

See accompanying notes to condensed Financial Statements

                          Level Best Golf, Inc.
                   Condensed Statements of Cash Flows
             For the nine months ended June 30, 1997 and 1996
                              (Unaudited)

                                            Nine Months Ended
                                                June 30,
                                                   1997            1996
                                            -----------------  ---------------
Cash Flows From Operating Activities:
 Net loss                               $      (3,084,008)       (225,845)
Adjustments to reconcile net loss
 to net cash used in operating activities:
     Depreciation and amortization                 82,330            -
     Common stock issued for services             854,322         119,883
     Increase in accounts receivable             (141,176)       (180,432)
     Increase in prepaid expenses                     258            -
     Increase in inventory                       (540,743)        (64,744)
     Increase in other assets                     (29,992)        (15,251)
     Increase in deposits                          (6,663)           -
     Increase in accounts
       payable and accrued expenses               449,524          56,488
     Increase in accrued
       expenses - affiliates                      181,333         203,886
                                              --------------  --------------
     Net cash used in operating activities     (2,234,815)       (106,015)

Cash flows from investing activities:

     Acquisition of Product
       design and video production               (175,741)           -

     Acquisition of office &
       production equipment                       (47,451)       (185,134)
                                            ----------------   --------------
     Net cash used in  investing activities      (223,192)       (185,134)



Cash flows from financing activities:
Proceeds from issuance of notes payable         1,479,587             -
Principal repayment on notes payable             (845,050)            -
Proceeds from exercise of common
  stock warrants                                   47,500             -

Finance costs capitalized, net                    (72,088)            -
 Proceeds from issuance of
   convertible debentures                         623,625             -
Repayment of long-term debt                       (68,428)         (15,786)

Proceeds from issuance of notes
payable -  affiliates                             815,697             -

Proceeds from the issuance of
common stock                                      430,241          300,000
                                             ---------------   --------------
   Net cash provided by financing activities    2,411,084          284,214
                                             ---------------   --------------
Net decrease in cash                              (46,923)          (6,935)
Cash at beginning of period                        46,923            8,061
                                             ---------------   --------------
Cash at end of period                    $           -               1,126


Supplemental disclosure of cash flow
information - Cash paid during the
period for interest                      $         19,158           10,121

Noncash investing and financing activities:
    Common stock issued in connection with
    repayment of note payable affiliate	 $      1,250,735             -



    Accrued expenses - affiliate
    reclassified to paid in capital				  $        573,250	            -

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

2. (Loss) earnings per share

(Loss) earnings per share is computed using the weighted - average number of shares of common stock outstanding and dilutive common stock equivalents. During the nine - and three - month periods ended June 30, 1997 and 1996 all common stock equivalents were anti-dilutive.

In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standard No. 128 (Earnings Per Share). The matter is discussed in "Recently Issued Accounting
Pronouncements" elsewhere in this report on Form 10-Q.

3.  Recently Issued Accounting Pronouncements

The FASB has issued Statement of Financial Accounting Standards No. 128, "Net Earnings Per Share" ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for net earnings per share for entities with publicly-held common stock. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and upon adoption, all prior period net earnings per share data presented will be restated to conform with SFAS 128. Early implementation is not permitted.

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

7.  Common Stock issued for Services

Common stock issued for services consist of the following:



        			      Three months ended June 30		      Nine months ended June 30
           			       1997	      	1996		                	1997	       	1996

Consulting       	$573,808     	20,722                656,457    	 119,883
Compensation        97,329        -                   111,343         -
Advertising		       75,375        -                    86,522         -
                 ----------     --------          -------------   ----------
              			  746,512	     20,722	           		  854,322      119,883

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

Comparison of the three-month periods ended June 30, 1997 and 1996

Results of Operations

Total revenue during the three months ended June 30, 1997 was $524,077, an increase of $209,670 or 67%, compared to total revenue of $314,407 during the prior comparable quarter. The increase is primarily attributable to marketing efforts with respect to its AngleIron (TM) and Scratch Score Golf products which included airing its AngleIron (TM) and Scratch Score Golf infomercials and penetration of top retail and sporting goods chains. The Company's product line includes golf training aids and accessories. The Company's products are marketed to top retail and sporting goods chains and through independent sales representatives. The company expects its sales growth in the short term to occur primarily from the efforts of its independent sales representatives as the company does not currently have sufficient cash flow to increase the level of infomercials.

Total costs and expenses increased $2,181,565 or 858 % from $254,184 for the three-month period ended June 30, 1996 to $2,435,749 for the three-month period ended June 30, 1997. The increase was primarily due to increases in common stock issued for services of $725,740, compensation expense of $324,353, product design and video production costs of $ 350,243, professional fees of $53,929, travel and entertainment of $52,905 and other selling, general and administrative expenses of $535,923.

The increase in common stock issued for services resulted primarily from consulting fees paid to an investor relations firm of $ 370,000 as well as fees paid to other consultants. The increase in compensation expenses resulted from the hiring of additional administrative personnel in anticipation of increase in sales. The increase in product design and video production costs resulted from the company's development of the AngleIron (TM) and Scratch Score Golf infomercials. Professional fees increased primarily as a result of legal fees incurred in connection with securities filings. Travel and entertainment expenses increased due to an overall increase in marketing activities including trade shows and promotional activities. Cost of sales as a percentage of sales increased from 43% during the three months ended June 30, 1996 to 53% during the three months ended June 30, 1997. Such increase resulted primarily from sales discounts provided to certain customers in an effort to increase market share. Other selling, general and administrative expense increased as a result of the development of a corporate infrastructure in anticipation of sales growth.

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

Results of Operations

Total revenue during the nine months ended June 30, 1997 was $598,765, an increase of $117,251 or 24%, compared to total revenue of $481,514 during the comparable period in 1996. The increase is primarily attributable to marketing efforts with respect to its AngleIron (TM) and Scratch Score Golf products airing its AngleIron (TM) and Scratch Score Golf infomercials and penetration of top retail and sporting goods chains by its independent sales representatives. The Company's product line includes golf training and accessories. The Company's products are marketed to top retail and sporting goods chains and through independent sales representatives. The Company expects its sales growth in the short term to occur primarily from the efforts of its independent sales representatives as the company does not currently have sufficient cash flow to increase the level of infomercials.


Total costs and expenses increased $ 2,936,538 or 428% from $686,821 for the nine-month period ended June 30, 1996 to $3,623,359 for the nine month period ended June 30, 1997. The increase was primarily due to increases in common stock issued for services of $ 734,439, compensation expense of $ 614,496, product design and video production costs of $ 360,908, professional fees of $ 221,083, other selling, general and administrative expenses of $808,379 and travel and entertainment of $ 127,253.

The increase in common stock issued for services resulted primarily from consulting fees paid to an investor relations firm of $ approximately $370,000 as well as fees paid to other consultants. The increase in compensation expense resulted form the hiring of additional administrative personnel in anticipation of an increase in sales. The increase in product design and video production costs resulted from the Company's development of the AngleIron (TM) and Scratch Score Golf infomercials. Professional fees increased primarily as a result of legal fees incurred in connection with securities offerings. Travel and entertainment expenses increased due to an overall increase in marketing activities including trade shows and promotional activities. Cost of sales as a percentage of sales increased form 43% during the nine months ended June 30, 1996 to 53% during the nine months ended June 30, 1997. Such increase resulted primarily from sales discounts provided to certain customers in an effort to increase market share. Other selling, general and administrative expense increased as a result of the development of a corporate infrastructure in anticipation of sales growth.

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

Seasonal fluctuations affect the sales of the Company's products with Father's day and the Christmas season being two strong buying periods. Also, the spring season produces strong orders well into the summer months. Major retailers such as Service Merchandise, The Sports Authority, Caldor, Champs and Jumbo Sports have placed orders for the Company's products. The continuation of obtaining additional types of new business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

Inasmuch as a major portion of the Company's activities is in the development and marketing of golf training aids, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net working capital deficit of $ 575,371 at June 30, 1997 compared to a net working capital deficit of $ 1,004,043 at September 30, 1996. The decline in the working capital deficit of $ 428,672 is primarily the result of the exchange of $435,038 in notes-payable affiliates outstanding at September 30, 1996 for 645,750 shares of common stock and the contribution of accrued expenses affiliates of $573,250 to paid in capital partially offset by an increase in accounts payable of $346,894 and notes payable of $ 566,109.

The Company's primary sources of working capital is a $2,500,000 collateralized credit facility which is based on 80% percentage of eligible accounts receivable, as defined.

During the nine months ended June 30,1997 the company issued notes payable to affiliates of $815,697. In addition, during the nine months ended June 30, 1997 the Company issued $250,000 of convertible debentures in pursuant to Regulation S promulgated under the Securities Act of 1933. In addition, the company issued $373,625 of subordinated convertible debentures during the nine months ended June 30,1997. In July 1997 the Company issued $250,000 of convertible debentures pursuant to Regulation S promulgated under the Securities Act of 1933. The Company may offer additional convertible debentures in the future to meet its liquidity needs.

Net cash used in operating activities was $ 2,234,815 and $ 106,015 during the nine months ended June 30, 1997 and 1996 respectively. The increase primarily resulted in an increase in net loss of $2,858,163 from the prior period as well as an increase in inventory of 540,743, partially offset by common stock issued for services of $734,439 and an increase is accounts payable and accrued expenses of $449,524.

Cash used in investing activities was $ 223,192 and $185,134 during the nine months ended June 30, 1997 and 1996, respectively. The increase of $ 38,058 primarily resulted from investment in product designs and video productions. Net cash provided by Financing activities was $ 2,411,084 during the nine months ended June 30, 1997 compared to $ 284,214 for the comparable period in 1996. The increase of $ 2,126,870 resulted primarily from the issuance of $250,000 of convertible debentures and $373,625 of subordinated convertible debenture and proceeds from issuance of common stock of $130,241and net proceeds from notes payable of $634,537.

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

Additionally, Level Best Golf just completed reviews with two national sporting goods retailers concerning sales performance of the first orders shipped to these major retailers. One retailer was originally a twenty five store test and Scratch Score Golf has been selected to now be "rolled out" to one hundred of their locations. It is anticipated that if Scratch Score
Golf continues to perform well it will be distributed in the fall to 300 to 400 of the retailer's locations.

The other retailer confirmed that Scratch Score Golf has sold very well and that a significant reorder will be forthcoming. Also, this retailer is reviewing other items in the line up for consideration for fourth quarter business.

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